Form 10-K
period 1994-01-30
RALPHS GROCERY CO
filed 1994-05-02
CIK 836023

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

(X)  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 30, 1994

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

              Commission File Number 33-22998
                   RALPHS GROCERY COMPANY
     (Exact name of registrant as specified in its charter)

     Delaware                            31-1241926
                             (IRS Employer Identification
No.)
(State or other jurisdiction of
  incorporation or organization)

      1100 West Artesia Boulevard, Compton, California,
90220
             (Address of principal executive offices)

Registrant's telephone number, including area code:(310)
884-9000

   Securities registered pursuant to Section 12(b) of the
Act:
                               None

   Securities registered pursuant to Section 12(g) of the
Act:
                               None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

               ----

No voting stock of the registrant is held by non-affiliates of the registrant.

Number of shares of the registrant's Common Stock, $1.00 per value, outstanding as of January 30, 1994--100.


            DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Registration Statement on Form S-1, Registration No. 33-47634, as amended, portions of Registration Statement on Form S-4, Registration No. 33-61812, portions of Annual Report on Form 10-K dated April 29, 1993 and portions of the Quarterly Report on Form 10-Q dated September 1, 1992, are incorporated by reference into Part IV.

                              PART 1
ITEM 1.  BUSINESS

General

     Founded in 1873, Ralphs Grocery Company ("Ralphs" or the "Company") is one of the leading supermarket chains in Southern California. Ralphs operates 165 stores supported by its centrally located and efficient warehousing, distribution and manufacturing facilities. Ralphs is a wholly owned subsidiary of Ralphs Supermarkets, Inc.
("Holding Company"), a Delaware Corporation. The common stock of the Holding Company is held by The Edward J.
DeBartolo Corporation - 60.34%; Camdev Properties, Inc.
- - - 12.81%; Bank of Montreal - 10.13%; Banque Paribas - 10.13%;
and Federated Department Stores, Inc. - 6.59%.

Recapitalization Plan

     As part of a recapitalization plan implemented by the Company in 1992 and completed in 1993, (the "Recapitalization Plan") in 1993 the Company sold $150.0 million aggregate principal amount of its 9% Senior Subordinated notes due
2003 (the "Initial Notes") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").
The proceeds of the Initial Notes were used to (i) purchase for cancellation $60.0 million aggregate principal amount of the Company's 14% Senior Subordinated Debentures due 2000 (the "14% Subordinated Debentures") from a noteholder who had made an unsolicited offer to sell such 14% Subordinated Debentures, (ii) defease the remaining $38.1 million aggregate principal amount of the 14% Subordinated
Debentures, (iii) prepay $36.1 million of borrowings under the Company's $350.0 million 1992 term loan facility which had been entered into as part of the Recapitalization Plan and (iv) pay fees and expenses associated with such transactions and for other purposes. Pursuant to a registration rights agreement entered into with the purchasers of the Initial Notes, the Company offered to exchange up to $150.0 million aggregate principal amount of its 9%
Series B Senior Subordinated Notes due 2003 (the "Exchange Notes") for the Initial Notes (the "Exchange Offer"). On
June 24, 1993, the Company completed the exchange of $149.7 million aggregate principal amount of Exchange Notes for Initial Notes ($.3 million of Initial Notes remain outstanding). The terms of the Exchange Notes are substantially identical (including principal amount, interest rate and maturity) in all respects to the terms of the Initial Notes except that the Exchange Notes are freely transferable by the holders thereof (with certain exceptions).

Business of the Company

  New Stores and Remodeling

    During the last five fiscal years, Ralphs has opened 46 new stores and remodeled 87 stores at a cost of approximately $283.6 million. A majority of these new and remodeled stores offer expanded produce and European-style seafood departments, service delicatessens, fresh bakeries and a broad selection of general merchandise. With enhanced decor reflecting contemporary interior design, these stores are designed to provide a quality shopping experience. At the end of the year ended January 30, 1994 ("Fiscal 1993"), 92% of Ralphs' stores were newly built or remodeled within the past seven years.

     The history of store openings, closings and remodelings since 1989 is set forth below:

                                      Fiscal Year
                        -----------------------------------
                         1989   1990    1991  1992  1993
Beginning store count .   134    142     150   158   159
Stores opened . . . . . .  10     13       9     6     8
Stores closed or sold . .   2      5       1     5     2
Ending store count. . . . 142    150     158   159   165
Stores remodeled. . . . .  38     13       7    23     6

     Ralphs selects most new store sites from developers' proposals. The sites, some of which are in high growth areas and others of which are in established areas, are researched and analyzed by Ralphs' personnel. Each site is monitored for population shifts, zoning changes, traffic patterns, nearby new construction and competitors stores, in an effort to determine sales potential. Ralphs actively participates with developers in order to obtain Ralphs' objectives for the site, including adequate parking and complimentary co-tenant mix.

     Remodeling usually involves enhancing a store's decor through fixture replacement, upgrading of service departments and improvements to lighting systems. In order to minimize the disruptive effect on sales, most stores are kept open during the remodeling period. The primary objectives of remodeling are to improve the attractiveness of stores, increase sales of higher margin product categories and, where feasible, to increase selling area.

     Since it has operated in Southern California for 121 years, Ralphs has many well-established store locations in highly populated metropolitan areas. Ralphs has pursued a strategy in recent years of acquiring strategic locations in high-growth master-planned communities. In response to the negative impact of the current economic climate on new home sales in Southern California, Ralphs' current new store development program reflects an increased emphasis on attractive development opportunities in more mature, highly populated areas.

     The Company plans to open 7 to 11 new stores and remodel
4 to 6 stores in fiscal 1994. Most of the new stores anticipated for fiscal 1994 are expected to open in the fourth quarter. Management believes that operating cash flow, supplemented by capital and operating leases, should be sufficient to meet Ralphs' operating needs and scheduled capital expenditures.

     Remodelings and openings, among other things, are subject to the availability of developers' financing, agreements with developers and landlords, local zoning regulations, construction schedules and other factors, including costs, often beyond Ralphs' control. Accordingly, there can be no assurance that the schedule will be met. Further, Ralphs expects increasing competition for new store sites, and it is possible that this competition might adversely affect the timing of its new store opening program. Some of the above mentioned factors adversely affected the anticipated store remodeling and opening schedule set forth in the Company's Annual Report on Form 10-K dated April 29, 1993.

  Merchandising and Marketing

     Management operates its stores under a single format which allows it to achieve operating economies. Every store uses the Ralphs name, however, each store is merchandised to appeal to the local community which it serves.

     Ralphs stocks between 20,000 and 30,000 merchandise items in its stores. Management believes that Ralphs offers a substantial supermarket product selection and that this is a significant aspect of its marketing offering. Ralphs emphasizes name-brand grocery products; quality and freshness in its produce, meat, seafood, delicatessen and bakery products; and broad selection in all departments. Service delicatessen departments are present in 163, on-premises bakery facilities are present in 151, floral departments are present in 165 and European-style seafood departments are present in 149 of Ralphs' stores.

     Ralphs' marketing strategy is to provide a combination of wide product selection, quality and freshness of perishable products, competitive prices and double coupons supporting Ralphs' advertising theme "Everything You Need.
Everytime You Shop". In addition, Ralphs emphasizes store ambiance and cleanliness, fast and friendly service, the convenience of debit and credit card payment (including in-store branch banks) and 24-hour operations.

     In February 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices
(GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on approximately 600 to 1,000 high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs' shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of over 2,000 products provides value to the customer. Private label sales represented 17.3% of sales at fiscal year-end.

     As part of Ralphs' effort to keep pace with its changing marketplace, customers are invited to comment on Ralphs' operations through "We'd Like to Know" cards available at each store. Several hundred cards are received each month. The cards are analyzed on an individual basis by store and district by senior management, enabling Ralphs to respond promptly to customer observations and suggestions.

Information Systems and Technology

     Ralphs' management utilizes technology and industrial engineering methods to enhance operating efficiency. Every checkout lane in every Ralphs' store has a point of sale terminal. Information from these terminals is utilized to allocate shelf space, select merchandise based on the buying patterns of each store, reduce out-of-stocks and increase efficiency at the checkstand and in the warehouses. Industrial engineering methods are used to schedule labor thereby improving productivity at the store level and in warehousing and distribution operations.

     Ralphs was the first supermarket chain in the western United States to adopt scanning in all of its stores and has upgraded this equipment through the purchase of IBM 4680 point-of-sale computers. All Ralphs' stores use laser scanning equipment, operating through an integrated computer system, to scan the Universal Product Code, which provides prices and descriptions for most products.

     Ralphs has a Uniform Communications Standard purchase order system that electronically links Ralphs to major suppliers via computer. This system has enabled the automated processing of purchase orders which management believes reduces the lead time required for product purchases. In Fiscal 1993, Ralphs completed installation of an industry standard, direct store delivery receiving system for goods delivered directly by vendors. This system allows the receipt of each order to be recorded electronically, thereby confirming product retail price and purchase authorization. This system has reduced the incidence of billing errors and unauthorized deliveries.

     Industrial engineering standards have been established for all major work functions in Ralphs' stores, ranging from stocking to checkout. Performance of each major department in each store is measured weekly against these standards. Similar measurements are made in Ralphs' distribution, warehouse and manufacturing operations. Ralphs believes that its application of quantitative methods to the operation of the business has given it a competitive advantage and has better enabled management to run its business efficiently and to control costs.

  Distribution and Warehouse Operations

     Ralphs' distribution and warehouse facilities are all located in Southern California. In Fiscal 1993, approximately 82% of goods supplied to Ralphs' stores were provided through its own warehouse and distribution facilities; the remaining 18% were delivered directly by vendors to the stores. In November 1987, Ralphs opened a 17 million cubic foot highrise automated storage and retrieval system ("ASRS") warehouse for non-perishable items, at a cost of approximately $50.0 million. This facility significantly increased capacity and improved the efficiency of Ralphs' warehouse operations. The automated warehouse has a ground floor area of 170,000 square feet and capacity of approximately 50,000 pallets. Guided by computer software, ten-story high cranes move pallets from the receiving dock to programmed locations in the ASRS warehouse, while recording the location and time of storage. Goods are retrieved and delivered by the cranes to conveyors leading to the adjacent grocery "picking" warehouse where individual store orders are filled and shipped.

     The ASRS facility can hold substantially more inventory and requires fewer employees to operate than a conventional warehouse of equal size. This facility has reduced Ralphs' warehousing costs of non-perishable items markedly, enabling it to take advantage of advance buying opportunities and minimize "out-of-stocks." Ralphs engages in forward-buy purchases to take advantage of special prices or to delay the impact of upcoming price increases by purchasing and warehousing larger quantities of merchandise than immediately required.

     In mid-1992, Ralphs opened a 5.4 million cubic foot facility designed to process and store all perishable products (the "Perishables Service Center" or "PSC"). This facility cost approximately $35.0 million and has enabled Ralphs to have the ability to deliver perishable products to its stores on a daily basis, thereby improving the freshness and quality of these products. The facility contains an energy efficient refrigeration system and a computer system designed to document the location and anticipated delivery time of all inventory. The PSC has consolidated the operations of three existing facilities and holds more inventory than the facilities it replaced, thereby reducing Ralphs' warehouse distribution costs.

     All Ralphs' stores are within a three hour drive from the distribution and warehousing facilities. This geographical concentration combined with Ralphs' efficient order system shortens the lead time between the placement of a merchandise order and its receipt.

     As part of its distribution operations Ralphs operates a modern fleet of 193 tractors and 577 trailers, of which 183 tractors and 394 trailers are leased, with the remainder being owned by Ralphs.

  Manufacturing

     Food products manufactured or processed by Ralphs accounted for estimated sales of $301.7 million (11.1% of total sales) during Fiscal 1993. Wholesale sales to third parties of manufactured or processed products were approximately $2.5 million for the same period. By manufacturing or processing certain products, Ralphs is able to improve its merchandising mix, resulting in higher operating margins and enhanced quality control.

     Ralphs' manufacturing operations produce a variety of dairy and other products, including fluid milk, ice cream, yogurt and bottled waters and juices as well as packaged ice, cheese and salad preparations. Ralphs contracts with meat processors to provide a full line of whole and prefabricated cuts. Ralphs ceased operating its bakery operations during the second quarter of Fiscal 1993 at its 102,000 square foot facility in Los Angeles in conjunction with an increased emphasis on in-store bakeries. The
Company provided a restructuring charge of approximately
$7.1 million and $2.4 million during the year ended January
31, 1993 ("Fiscal 1992"), and Fiscal 1993, respectively, to record the costs of closing the bakery operation. The following table sets forth information concerning Ralphs' other manufacturing and processing facilities, all of which are owned:

                                      Building
  Facility                            Sq. Feet     Location
  --------                           ----------    ---------
 Milk processing . . . . . .           28,000       Compton
 Ice cream processing. . . .            9,000       Compton
 Delicatessen kitchen. . . .           23,000       Compton


  Competition

     The supermarket business is characterized by high sales volume, high inventory turnover and low gross profit margins. The business is highly competitive in Southern California. Principal competitive factors in the supermarket business include store locations, the combination of price and quality that give the consumer the greatest perceived value, availability and breadth of selection, quality of products and service, store environment, including cleanliness, and promotions. Ralphs' management believes, based on its marketing research, that consumers perceive Ralphs as offering a combination of convenience, competitive prices and a wide variety of quality products and services in a pleasant shopping environment. Ralphs' management believes that its competitive strengths are its desirable store locations and sites in combination with a strong consumer franchise, its commitment and ability to adapt new and existing technology to the supermarket business, its efficient manufacturing, warehousing and distribution facilities, its experienced management team and its well-trained employees.

     Ralphs competes with several large supermarket chains, including Vons, Lucky Stores, Alpha Beta Markets, Hughes and Stater Brothers and with other smaller supermarket chains, as well as independent grocery stores and warehouse club/discount merchandisers. Certain of Ralphs' competitors are larger in terms of capital and sales volume and may have greater financial resources and access to capital than does Ralphs.

  Employees
     At January 30, 1994, Ralphs had 6,136 full-time and 8,776 part-time employees as follows:

                            Union     Nonunion      Total
                            ------    --------     ------
   Hourly. . . . . . . .    13,573        259       13,832
   Salaried. . . . . . .        --      1,080        1,080
                            ------     ------       ------
     Total employees . .    13,573      1,339       14,912
                            ======     ======       ======

     Ralphs has collective bargaining agreements with unions representing 13,573 of Ralphs' hourly employees. Ralphs' agreement with the International Brotherhood of Teamsters expires in September 1994 and its agreement with the United Food and Commercial Workers Union expires in October 1996. Ralphs believes it has good relations with its employees.

     Pursuant to its collective bargaining agreements, Ralphs contributes to various union-sponsored, multi-employer pension plans.

  Government Regulation

     Ralphs is subject to regulation by a variety of governmental agencies, including but not limited to the California Department of Alcoholic Beverage Control, the California Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments.

ITEM 2.  PROPERTIES

     Ralphs owns the locations of 41 and leases the locations of 124 of its 165 supermarkets. It owns 11 and leases five of its 16 distribution, warehouse and administrative facilities. Ralphs owns its three manufacturing and processing facilities. Ralphs' properties are located in six Southern California counties (Los Angeles, Orange, Ventura, San Bernardino, Riverside and San Diego). See Note 6 of the Notes to Consolidated Financial Statements of Ralphs included elsewhere in this Form 10-K. Ralphs believes that its properties are adequately maintained and are adequate for its business needs.


   On January 17, 1994, an earthquake in Southern California caused considerable damage in Los Angeles and surrounding areas. Several Ralphs supermarkets suffered earthquake damage with 54 stores completely shutdown on the morning of January 17th. Thirty-four stores reopened within one day and an additional 17 stores reopened within three days. Suffering major structural damage were three stores in the San Fernando Valley area of Los Angeles. All three stores have since reopened for business with the last reopening on April 15, 1994. Management believes that there was some negative impact on sales from the temporary disruption of business resulting from the earthquake.

     Ralphs is insured for earthquake losses. The pre-tax financial impact, net of insurance claims, is expected to be approximately $11 million and the Company has reserved for this loss in Fiscal 1993.

     The number of stores and facilities operated and the square feet of space at January 30, 1994 consisted of:

                          Units   Gross Space  Selling Space
                          -----   -----------  -------------
                                         (in thousands)
  Stores. . . . . . . .    165       6,874.4       4,818.6
  Distribution, warehouse
   and administrative
    facilities. . . . .     16       1,693.0            --
  Manufacturing and
   processing facil-
    ities . . . . . . .      3          60.0            --
                           ----       -------      -------
      TOTAL . . . . . .     184       8,627.4      4,818.6
                           ====       =======      =======

  The number of stores by size classification as of January
30, 1994 is as follows:
                                Average           Average
No. of                           Gross            Selling
Stores   Gross Square Feet     Square Feet       Square Feet
- - ------   -----------------     -----------       -----------
  1      23,000 -- 25,000        23,000             17,156
 11      25,001 -- 30,000        28,634             19,120
 23      30,001 -- 35,000        32,720             22,573
 41      35,001 -- 40,000        37,458             25,849
 57      40,001 -- 45,000        43,340             31,202
 19      45,001 -- 50,000        46,603             31,860
 13      50,001 -- 84,280        68,630             48,327


ITEM 3.  LEGAL PROCEEDING

    In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in and to fix the price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14, and December 23, 1992 respectively. To date, the Court has yet to certify any of these classes, while a Demurrer to the complaints was denied. Ralphs intends to continue to vigorously pursue its defense in these actions.

   On March 25, 1991, George A. Koteen Associates, Inc. ("Koteen Associates") commenced an action in San Diego Superior Court alleging that Ralphs breached an alleged utility rate consulting agreement. In December 1992, a jury returned a verdict of $4,949,084 in favor of Koteen Associates and in March 1993, attorney's fees and certain other costs were awarded to the plaintiff. Ralphs has appealed the judgment and fully reserved in Fiscal 1992 against an adverse judgement.

  Environmental Matters

     In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested Ralphs to conduct a subsurface characterization of Ralphs' Atwater property. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the San Fernando Valley. Significant parts of the San Fernando Valley, including the area where Ralphs'
Atwater property is located, have been designated federal Superfund sites because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning the Atwater property. Since that time, the Regional Board has requested further investigations. Because the Regional Board and the EPA are only collecting information at this time and have not given notice of any specific action or claim against Ralphs, it is not possible to estimate the amounts of any possible claims in connection with the Atwater property.

     In 1994, Ralphs completed the remediation of the mineral oil release at its bakery located at the Atwater property in Los Angeles. Ralphs' environmental consultants do not contemplate that there will be any further regulatory requirements with respect to this matter.

     The Company is involved in a number of other legal proceedings, none of which is expected to have a material impact on the financial conditions or business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

  (a)  Market Information.

     There is no established public trading market for the Company's common equity.

  (b)  Holders.

     The Company is a wholly owned subsidiary of the Holding
Company.

  (c)  Dividends.

     In February 1994, the Board of Directors of the Company authorized a dividend of $10.0 million to be paid to the Holding Company and the Board of Directors of the Holding Company authorized distribution of this dividend to its shareholders subject to certain restrictive covenants in the instruments governing certain of Ralphs' indebtedness that impose limitation on the declarations or payment of dividends. The Company is currently seeking an amendment to the Credit Agreement dated as of July 22, 1992 as amended
(the "1992 Credit Agreement") to allow the payment of the dividend to the Holding Company for distribution to the Holding Company's stockholders. The proposed fee for the amendment is approximately $500,000.

     The Holding Company and the stockholders of the Holding Company entered into a Registration Rights and Corporate Governance Agreement (the "Registration Rights Agreement") which provides for certain aspects of corporate governance of the Company and the Holding Company. Pursuant to the terms of the Registration Rights Agreement, Ralphs is obligated to provide the Holding Company, by dividend, pursuant to a services agreement or otherwise, with funds sufficient to enable the Holding Company to perform its duties as the holding company of Ralphs' stock and to perform its obligations set forth in the Registration Rights Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents historical selected financial data derived from the audited financial statements of the Company for the fiscal years ended January 28, 1990, February 3, 1991, February 2, 1992, January 31, 1993 and January 30, 1994. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and related notes thereto, included elsewhere in this Form 10-K.

                              Year     Year      Year     Year     Year
                              Ended    Ended     Ended    Ended    Ended
                             Jan. 28,  Feb. 3,  Feb. 2,  Jan. 31,  Jan. 30,
                               1990     1991(a)    1992     1993     1994
                             -------   --------   -------  -------  ------
                                           (dollars in millions)
Income Statement Data:
Sales. . . . . . . . .  . .  $2,556.1 $2,799.1  $2,889.2 $2,843.8  $2,730.2
Cost of sales . . . . . . .   2,051.1  2,225.4   2,275.2  2,217.2   2,093.7
                             -------  --------  -------- --------  --------
 Gross profit . . . . . . .     505.0    573.7     614.0    626.6     636.5
 Selling,general & admin-
  istrative expenses. . . .     391.0    435.8     456.6    466.7     467.6
 Provision for equity
  appreciation rights . . .      26.0     15.3      18.3       --        --
 Amortization of excess of
  cost over net assets
  acquired. . . . . . . . .      11.7     11.0      11.0     11.0      11.0
 Provision for restructuring(b)    --       --        --      7.1       2.4
 Provision for postretirement
   benefits other than
   pensions . . . . . . . .        --      2.2       2.6      3.3       3.4
 Provision for tax indem-
   nification payments to
   Federated. . . . . . . .        --       --      10.0       --        --
                               ------   -------   -------   ------   ------

 Operating income(loss) . .      76.3    109.4     115.5    138.5     152.1
 Other (income) expenses:
    Interest                    130.9    128.5     130.2    125.6     108.8
   (Gain)loss on disposal of
    assets. . . . . . . . . .     3.1      6.4      13.0(c)   2.6       1.9
 Provision for legal settle-
    ment. . . . . . . . . .        --       --        --      7.5        --
 Provision for earthquake
    losses (d). . . . . . . .      --       --        --       --      11.0
                                ------   -------  -------   ------   ------
Earnings(loss) before income
  taxes, cumulative effect of
  change in accounting and
  extraordinary item. . . . .   (57.7)   (25.5)    (27.7)     2.8      30.4
Income tax expense (benefit).    12.0     12.8      13.5      8.3    (108.0)(e)
                                ------   -------  -------   ------   ------
 Earnings(loss) before cumula-
   tive effect of change in
   accounting and extraordinary
   item . . . . . . . . . . .   (69.7)   (38.3)    (41.2)    (5.5)    138.4
  Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions.   --    (13.1)      --        --       --
                                ------   -------  -------   ------   ------
 Earnings(loss) before extra-
  ordinary item . . . . . . .   (69.7)    (51.4)   (41.2)     (5.5)   138.4
 Extraordinary item--debt re-
  financing, net of tax benefit
  of $4.2 . . . . . . . . . .      --      --        --      (70.6)     --
                                ------   -------  --------  -------  ------
 Net earnings(loss)           $ (69.7)   $(51.4)  $(41.2)   $(76.1)  $138.4
                                ====       ====      ====      ====    ====
 Ratio of earnings to fixed
  charges (f). . . . . . . .     --(g)     --(g)    --(g)     1.02     1.24
                                ====       ====      ====      ====    ====

Operating and Other Data:
  EBITDA (h) . . . . . . . .   $ 188.8    $207.0   $225.8   $227.3   $230.2
  EBITDA margin (i). . . . .      7.4%      7.4%     7.8%     8.0%     8.4%
  Depreciation and
   amortization (j). . . . .   $  81.6    $ 75.2   $ 76.6   $ 76.9    $74.5
  Capital expenditures . . .   $ 103.5    $ 87.6   $ 50.4   $102.7    $62.2
  Ratio of EBITDA to interest
   expense . . . . . . . . .      1.44      1.61     1.73     1.81     2.12
  Ratio of EBITDA to cash
   interest expense (k). . .      1.56      1.76     1.95     2.15     2.48
  Ratio of total debt to
   EBITDA. . . . . . . . . .      5.26      4.78     4.11     4.39     4.34
Store Data:
  Stores open at end of
   period (l). . . . . . . .       142       150      158      159      165
  Number of remodels (l) . .        38        13        7       23        6
  Sales per selling square
   foot (l)(m) . . . . . . .  $    631     $ 649    $ 628    $ 617     $567
Balance Sheet Data (end of
  period):
  Total assets . . . . . . .  $1,404.8  $1,406.4 $1,357.6 $1,388.5 $1,483.7
  Total debt (n) . . . . . .     994.0     989.1    928.4    998.7    998.9
  Stockholder's equity
   (deficit) . . . . . . . .  $   35.4  $  (16.0) $ (57.2)$ (133.3) $   5.1

(a) The fiscal year was comprised of 53 weeks as compared to 52 weeks with respect to the other fiscal years presented.

(b) Charge for expenses relating to closing of central bakery operations.

(c) Includes approximately $12.2 million representing a reserve against losses related to the closing of three stores.

(d) Represents reserve for losses, net of insurance claims, resulting from January 17, 1994 Southern California earthquake.

(e) Includes recognition of $109.1 million of deferred income tax benefit and $1.1 million current income tax expense for Fiscal 1993 (See Note 11 of the Notes to Consolidated Financial Statements).

(f) For purposes of computing this ratio, earnings consist of earnings before income taxes, cumulative effect of change in accounting, extraordinary item and fixed charges. Fixed charges consist of interest expense (including amortization of self-insurance reserves discount), capitalized interest, amortization of deferred debt issuance costs and one-third of rental expense (the portion deemed representative of the interest factor).

(g) Earnings before income taxes, cumulative effect of change in accounting, extraordinary item and fixed charges were insufficient to cover fixed charges for fiscal 1989, 1990 and 1991 by $57.7 million, $25.5 million and $27.7 million, respectively.

(h) EBITDA represents net earnings before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, provisions for equity appreciation rights, tax indemnification payments to Federated Department Stores, Inc. (See Item 13. "Certain Relationships and Related Transactions"), postretirement benefits, the LIFO provision, extraordinary item relating to debt refinancing, provision for legal settlement, provision for restructuring, reserves for earthquake losses and loss on disposal of assets.

(i)  EBITDA margin represents EBITDA as a percentage of sales.

(j)  For fiscal 1989, 1990, 1991, 1992  and 1993 the amount
includes amortization of the excess of cost over net assets acquired of $11.7 million, $11.0 million, $11.0 million, $11.0 million and $11.0 million respectively.

(k) Excludes charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges which are categorized by Ralphs as non-cash interest expense.

(l)  Data relating to stores is expressed in actual numbers.

(m) Sales per selling square foot are based on total store selling square footage at the end of the fiscal year.

(n) Total debt includes long-term debt, current maturities of long-term debt, capital lease obligations and redeemable preferred stock.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview and Basis of Presentation

     The following discussion of Ralphs' financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                            Year Ended         Year Ended       Year Ended
                          February 2, 1992  January 31,1993   January 30, 1994
                          ----------------  ----------------  ----------------
                                         (dollars in millions)
Income Statement Data:
Sales. . . . . . . . . .  $2,889.2   100.0% $2,843.8  100.0%  $2,730.2  100.0%
Cost of sales. . . . . .   2,275.2    78.8   2,217.2   78.0    2,093.7   76.7
                          --------  ------  --------  ------  --------  ------
   Gross profit. . . . .     614.0    21.2     626.6   22.0      636.5   23.3
Selling, general and
 administrative expenses.    456.6    15.8     466.7   16.4      467.6   17.1
Provision for equity
 appreciation rights . .      18.3     0.6        --     --         --     --
Amortization of excess
 of cost over net assets
 acquired. . . . . . . .      11.0     0.4      11.0    0.4       11.0    0.4
Provision for restruct-
 uring (a) . . . . . . .        --      --       7.1    0.2        2.4    0.1
Provision for postretire-
 ment benefits other than
 pensions. . . . . . . .       2.6     0.1       3.3    0.1         3.4   0.1
Provision for tax indem-
 nification. . . . . . .      10.0     0.3        --     --         --     --
                          --------  ------  --------  ------   -------- ------
   Operating Income. . .     115.5     4.0     138.5    4.9       152.1   5.6
Other expenses:
  Interest . . . . . . .     130.2     4.5     125.6    4.4       108.8   4.0
   Loss on disposal of
    assets . . . . . . .      13.0     0.5       2.6    0.1         1.9   0.1
  Provision for legal
   settlement. . . . . .        --      --       7.5    0.3          --    --
  Provision for earthquake
   losses (b). . . . . .        --      --        --     --        11.0   0.4
                          --------  ------  --------  ------   -------- ------

Earnings(loss) before
 income taxes, and extra-
 ordinary item . . . . .     (27.7)   (1.0)      2.8    0.1        30.4   1.1
Income tax expense
(benefit). . . . . . . .      13.5     0.4       8.3    0.3      (108.0) (4.0)
                          --------  ------  --------  ------   -------- ------

Earnings(loss) before
 extraordinary item. . .     (41.2)   (1.4)     (5.5)  (0.2)      138.4   5.1
Extraordinary item--debt
 refinancing, net of tax
 benefit of $4.2 . . . .        --      --     (70.6)  (2.5)         --    --
                          --------  ------  --------  ------   -------- ------

   Net earnings(loss). .   $ (41.2)   (1.4)%  $(76.1)  (2.7)%    $138.4   5.1%
                               ====     ====     ====    ====      ====   ===

Other Data:
EBITDA(c). . . . . . . .   $ 225.8     7.8%   $227.3    8.0%     $230.2   8.4%
Depreciation and
 amortization(d) . . . .      76.6     2.7      76.9    2.7        74.5   2.7
LIFO charge. . . . . . .       2.8     0.1       1.1    0.0        (2.1) (0.1)

(a) Charge for expenses relating to closing of central bakery operation.

(b) Represents reserve for losses, net of insurance claims, resulting from January 17, 1994 Southern California earthquake.

(c) EBITDA represents net earnings before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, provisions for equity appreciation rights, tax indemnification payments to Federated Department Stores, Inc., postretirement benefits, the LIFO provision, extraordinary item relating to debt refinancing, provision for legal settlement, provision for restructuring, reserves for earthquake losses and loss on disposal of assets.

(d) For the fiscal years ended 1991, 1992 and 1993 the amount includes amortization of excess cost over net assets acquired of $11.0 million, $11.0 million and $11.0 million, respectively.

Results of Operations

  Fiscal 1993 v. Fiscal 1992

   Sales

     For the 52 weeks ended January 30, 1994 ("Fiscal 1993"), sales were $2.730 billion, a decrease of $113.6 million or 4.0% compared to the 52 weeks ended January 31, 1993
("Fiscal 1992").

     During Fiscal 1993, Ralphs opened eight new stores, four in Los Angeles County, two in Orange County and two in Riverside
County, and remodeled six stores. Two of the eight new stores replaced the two stores closed during the fiscal year.

     Comparable store sales decreased 5.8%, which included an increase of 0.6% for replacement stores, from $2.823 billion to $2.659 billion in Fiscal 1993. Ralphs' sales continue to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors. The recession, high unemployment and competitive store openings contributed to the declines in both total and comparable store sales.

     During the first quarter of fiscal year ending January 29, 1995 ("Fiscal 1994") comparable store sales were substantially similar to the fourth quarter of Fiscal 1993, except that during the last three weeks of the quarter comparable store sales were lower. The Company believes these lower comparable store sales levels were due to the impact on the consumer of property and income tax payments.

     Ralphs continued to take steps to mitigate the impact of the weak retailing environment in its markets. These actions included continuing the active remodeling program commenced in the fall of 1988. In February 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value.

   Cost of Sales

     Cost of sales decreased $123.5 million or 5.6% from $2.217 billion in Fiscal 1992 to $2.094 billion in Fiscal 1993. As a percentage of sales, cost of sales declined to 76.7% in Fiscal 1993 from 78.0% in Fiscal 1992. The decrease in cost of sales as a percentage of sales was the result of savings in warehousing and distribution costs, the pass-through of increased operating costs and increases in relative margins where allowed by competitive conditions.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $.9 million or 0.2% from $466.7 million in Fiscal 1992 to $467.6 million in Fiscal 1993. As a percentage of sales, selling, general and administrative expenses increased from 16.4% in Fiscal 1992 to 17.1% in Fiscal 1993. The increase in selling, general and administrative expenses as a percent of sales was the result of several factors including the continuing soft sales environment. Increases in expense were partially offset by cost savings programs instituted by Ralphs. The Company is continuing its expense reduction program, which is showing positive results.

  Operating Income

     Operating income in Fiscal 1993 increased to $152.1 millon from $138.5 million in Fiscal 1992, a 9.8% increase. Operating margin increased in Fiscal 1993 to 5.6% from 4.9% in Fiscal 1992. This increase was primarily the result of the aforementioned improvements in Ralphs' cost of sales percentage. EBITDA improved to $230.2 million or 8.4% of sales in Fiscal 1993 from $227.3 million or 8.0% of sales in Fiscal 1992.

     Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. The United Food and Commercial Workers health and welfare benefit plans were overfunded and those employers who contributed to these plans are to receive a pro-rata share of the excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs share of the excess reserve was approximately
$24.5 million of which $11.8 million was recognized in Fiscal 1993 and the remainder will be recognized in Fiscal 1994. Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels.

     Partially offsetting the reduction of health and welfare maintenance payments was a $6.0 million contract ratification bonus paid by the Company at the conclusion of contract negotiations with the United Food and Commercial Workers Union in Fiscal 1993.

  Interest Expense

     Net interest expense for Fiscal 1993 was $108.8 million, compared to $125.6 million for Fiscal 1992. On July 30, 1992 Ralphs initiated the Recapitalization Plan, which was completed during the first quarter of 1993. The Recapitalization Plan was designed to reduce interest expense and improve financial flexibility. See discussion of Recapitalization Plan under
Item 1 of Part 1. Included as interest expenses during Fiscal 1993 was $92.8 million, representing interest expenses for the 14% Subordinated Debentures, the Initial Notes and Exchange Notes, the 10 1/4% Senior Subordinated Notes, the 1992 Credit Agreement, certain secured mortgage notes in the aggregate principal amount of $175.6 million and which bear interest at 9.65% (the "Mortgage Notes"), interest on capitalized and operating leases, and other collateralized and miscellaneous debts as compared to $105.5 million for Fiscal 1992. Also included in interest expense for Fiscal 1993 was $16.0 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $20.1 million for Fiscal 1992. Investment income has been offset against interest expenses.

  Earthquake Losses

     On January 17, 1994, an earthquake in Southern California caused considerable damage in Los Angeles and surrounding areas. Several Ralphs supermarkets suffered earthquake damage with 54 stores completely shutdown on the morning of January 17th. Thirty-four stores reopened within one day and an additional
17 stores reopened within three days. Suffering major structural damage were three stores in the San Fernando Valley area of Los Angeles. All three stores have since reopened for business with the last reopening on April 15, 1994. Management believes that there was some negative impact on sales resulting from the temporary disruption of business resulting from the earthquake.

     Ralphs is insured for earthquake losses. The pre-tax financial impact, net of insurance claims, is expected to be approximately $11 million and the Company has reserved for this loss in Fiscal 1993.

  Income Taxes

     In Fiscal 1993, the Company recorded the incremental impact of The Omnibus Budget Reconciliation Act of 1993 on net deductible temporary differences and increased its deferred income tax assets by a net amount of $109.1 million. Income tax expense (benefit) for Fiscal 1993 includes recognition of $109.1 million of deferred income tax benefit and $1.1 million current income tax expense for Fiscal 1993 (See Note 11 of the Notes to Consolidated Financial Statements).

  Net Earnings

     In Fiscal 1993, Ralphs reported net earnings of $138.4 million compared to a net loss of $76.1 million for Fiscal 1992. This increase in net earnings was primarily the result of the Company's recognition of $109.1 million of deferred income tax benefit for Fiscal 1993 and the following items recorded in Fiscal 1992: 1) the consummation of the Recapitalization Plan, which resulted in an extraordinary charge, net of tax benefit, of $70.6 million, 2) a provision of $7.1 million made for expenses related to the closure of the central bakery operation, (an additional charge of $2.4 million was recorded in Fiscal 1993) and 3) a provision of $7.5 million made for the maximum loss under a judgement rendered against the Company.

Results of Operations

     Fiscal 1992 v. Fiscal 1991

  Sales

     For the 52 weeks ended January 31, 1993, sales were $2.844 billion, a decrease of $45.4 million or 1.6% compared to Fiscal
1991 (the 52 weeks ended February 2, 1992).

     During Fiscal 1992, Ralphs opened six new stores, three in Los Angeles County, one in Riverside County, one in San
Bernardino County and one in San Diego County, closed five stores and remodeled 23 stores.

     Comparable stores sales decreased 3.5%, which included an increase of 0.6% for replacement stores, from $2.859 billion to $2.759 billion in Fiscal 1992. Ralphs' sales continued to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and pricing and promotional changes by competitors.
The recession, high unemployment and competitive store openings contributed to the declines in both total and comparable stores sales. An additional factor adversely affecting such sales was the unusually strong first quarter Fiscal 1991 performance which management attributes to the effect of the Persian Gulf crisis.

  Cost of Sales

     Cost of sales decreased $58.0 million or 2.5% from $2.275 billion in Fiscal 1991 to $2.217 billion in Fiscal 1992. As a percentage of sales, cost of sales declined to 78.0% in Fiscal 1992 from 78.8% in Fiscal 1991. The decrease in cost of sales as a percentage of sales was the result of the pass-through of increased operating costs, an increase in the mix of above average gross margin products and increases in relative margins where allowed by competitive conditions.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $10.1 million or 2.2% from $456.6 million in Fiscal 1991 to $466.7 million in Fiscal 1992. As a percentage of sales, selling, general and administrative expenses increased from 15.8% in Fiscal 1991 to 16.4% in Fiscal 1992. The increase in selling, general and administrative expenses as a percent of sales was the result of several factors including the continuing soft sales environment. Other factors impacting selling, general and administrative expenses during Fiscal 1992 were increases in
union wage rates.   These expense increases were partially offset
by significant cost savings programs instituted by Ralphs. These programs were intensified in the third quarter of 1992 due to the prolonged period of soft sales experienced in Southern California.

  Operating Income

     Operating income in Fiscal 1992 increased to $138.5 million from $115.5 million in Fiscal 1991, a 20.0% increase. Operating margin increased in Fiscal 1992 to 4.9% from 4.0% in Fiscal 1991. This increase was primarily the result of the aforementioned improvements in Ralphs' cost of sales percentage and the vesting of then outstanding rights under Ralphs' 1988 Equity Appreciation Rights Plan. EBITDA improved to $227.3 million or 8.0% of sales in Fiscal 1992 from $225.8 million or 7.8% of sales in Fiscal 1991.

  Interest Expense

     Net interest expense for Fiscal 1992 was $125.6 million, including an adjustment of $2.3 million related to additional interest on self-insurance, compared to $130.2 million for Fiscal 1991. On July 30, 1992 Ralphs initiated the Recapitalization Plan, which was designed to reduce interest expense and improve financial flexibility. The first part of the Recapitalization Plan consisted of a tender offer for the 14% Subordinated Debentures (of which $301.9 million were tendered), the issuance of $300 million 10 1/4% Senior Subordinated Notes, and a new $470.0 million bank facility (consisting of a $350.0 million term loan and a $120.0 million working capital credit line). The 1992 Credit Agreement replaced the 1988 Credit Agreements, which were paid in full, including termination of existing interest rate swap agreements. Included as interest expenses during Fiscal 1992 was $105.5 million, representing interest expenses for the 14% Subordinated Debentures, the 10 1/4% Senior Subordinated Notes, the 1988 Credit Agreements, the 1992 Credit Agreement, certain secured mortgage notes in the aggregate principal amount of $176.0 million and which bear interest at 9.65% (the "Mortgage Notes"), interest on capitalized and operating leases, and other collateralized and miscellaneous debt as compared to $115.8 million for Fiscal 1991. Also included in interest expense for Fiscal 1992 was $20.1 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $14.4 million for Fiscal 1991. Investment income has been offset against interest expenses.

     In the fourth quarter of Fiscal 1992, Ralphs entered into an interest rate cap agreement with an effective date of November 6, 1992 and a three-year maturity. The interest rate cap hedges the interest rate in excess of 6.5% LIBOR on $105.0 million principal amount against increases in short-term rates. This agreement satisfies interest rate protection requirements under the 1992 Credit Agreement. In addition to the interest rate cap agreement, Ralphs entered into an interest rate swap agreement on $150.0 million notional principal amount. Under the interest rate swap agreement, Ralphs is required to pay interest at LIBOR fixed at the end of each six month calculation period and Ralphs will receive interest payments at LIBOR fixed at the beginning of each six month calculation period. An increase or decrease of one-half percent (0.5%) in the LIBOR interest rate during a six month calculation period would result in an increase or decrease in interest payments of $.375 million. This interest rate swap agreement has a three-year term expiring November 6, 1995.
Ralphs is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, Ralphs does not anticipate nonperformance by the counterpart.

  Recapitalization Charges

     In Fiscal 1992 Ralphs incurred a non-recurring pre-tax charge totalling $74.7 million in connection with the retirement of the $400.0 million aggregate principal amount of the 14% Subordinated Debentures and the write-off of deferred financing costs related to the $400.0 million principal amount of the 14% Subordinated Debentures and the 1988 Credit Agreements, charges incurred to terminate interest rate swap agreements and costs related to a prospective equity offering. Incurrence of the non-recurring pre-tax charges resulted in a substantial reduction in income taxes payable in Fiscal 1992. See "Recapitalization Plan."

  Net Loss

     In Fiscal 1992, Ralphs reported a net loss of $76.1 million compared to a loss of $41.2 million for Fiscal 1991. This increase in the loss was primarily the result of the consummation of the Recapitalization plan, which resulted in an extraordinary charge, net of tax benefit of $70.6 million. In addition, a provision of $7.1 million was made for expenses related to the closing of the central bakery operation and a provision of $7.5 million was made for the maximum loss under a judgement rendered against the Company in December 1992.

  Liquidity and Capital Resources

     Ralphs' total long-term debt (including current maturities) at January 30, 1994 was $998.9 million. All mandatory principal reductions required by the various agreements were satisfied during Fiscal 1993. Management believes that operating cash flow, supplemented by capital and operating leases, should be sufficient to meet Ralphs' operating needs and scheduled capital expenditures and will enable Ralphs to service its debt in accordance with its terms. It is possible, however, that additional financing may be required and there is no assurance that such financing will be available, or, if available, will be on terms acceptable to Ralphs.

     Working capital was a deficit of $73.0 million at January 30, 1994. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing and financing activities. Included in working capital was $71.0 million in current maturities on long-term debt. Ralphs' primary sources of liquidity during Fiscal 1993 were cash flow from operations and borrowings under the 1992 Credit Agreement. Cash flow provided from operating activities after payment of interest expense and before capital expenditures was $104.0 million for Fiscal 1993. Capital expenditures for Fiscal 1993 were $62.2 million.

     In Fiscal 1993, the Company recorded the incremental impact of The Omnibus Budget Reconciliation Act of 1993 on deductible temporary differences and increased its deferred income tax assets by a net amount of $109.1 million. The Company believes it is more likely than not that the recorded net deferred tax asset will be realized (see Note 11 of the Notes to Consolidated Financial Statements).

     The 1992 Working Capital Facility is a $120.0 million credit line which is available for working capital requirements and general corporate purposes. Up to $60.0 million of the 1992 Working Capital Facility may be used to support standby letters of credit and up to $10.0 million in the aggregate may be borrowed on same-day notice as swing-line loans. The letters of credit may be used to cover workers' compensation contingencies and for such other purposes as are permitted under the 1992 Credit Agreement. The 1992 Working Capital Facility is a non-amortizing line of credit available through the earlier of June 30, 1998 or the date the 1992 Credit Agreement is paid in full. Borrowings under the 1992 Working Capital Facility generally are required to be reduced to zero for 30 consecutive days in each period of twelve consecutive months. There were no borrowings under the Working Capital Facility as of January 30, 1994. The amount available under the 1992 Credit Agreement's Working Capital Facility was $68.9 million at January 30, 1994. Effective May 1, 1994, the letter of credit required by the State of California to support worker's compensation contingencies was increased from $41.7 million to $43.1 million. This increase reduces the amount available under the 1992 Working Capital Facility.

     During Fiscal 1993 cash used in investing activities was $45.5 million. This amount reflects increased capital expenditures related to store remodels and new store openings (including store acquisitions) and, to a lesser extent, expansion of other warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     Cash used in financing activities was approximately $49.6 million for Fiscal 1993. This amount reflects the effects of the offering of the Initial Notes and the application of the proceeds therefrom. Reductions of capital lease obligations of $8.5 million reduced cash flow.

     During Fiscal 1993 cash provided from operating activities of $104.0 million, cash used in investing activities of $45.5 million and cash used in financing activities of $49.6 million, resulted in a net increase in cash and cash equivalents of $8.9 million at January 30, 1994 as compared to January 31, 1993.

     In recent years, Ralphs has utilized capital leases and off-balance sheet financing to fund a portion of its capital expenditures. Cash used in investing activities was $102.5 million for Fiscal 1992 and $41.9 million for Fiscal 1991. Cash provided from operating activities amounted to $53.7 million for Fiscal 1992 and $96.1 million for Fiscal 1991.

     Annual principal payments and maturities are as follows (in thousands):
                            Fiscal   Fiscal   Fiscal   Fiscal   Fiscal  There-
                             1994     1995     1996     1997     1998   after
                            ------   ------   ------   ------   ------  --------
1992 Credit Agreement. . .$ 55,000 $ 65,000 $ 70,000 $ 70,000 $ 40,000  $      0
Mortgage Notes . . . . . .   1,474    2,324    2,507    2,708    2,928   166,072
Initial Notes and Exchange
 Notes . . . . . . . . . .       0        0        0        0        0   150,000
10 1/4% Senior Subordinated
 Notes . . . . . . . . . .       0        0        0        0       0    300,000
Capitalized leases . . . .  11,052   10,423    8,802    9,008    7,478    14,387
Other senior debt. . . . .   3,449    3,825    2,447        0        0         0
                            ------   ------   ------   ------   ------   -------
                          $ 70,975 $ 81,572 $ 83,756 $ 81,716 $ 50,406  $630,459

Effect of Inflation

     Inflation has not had a major impact on the operations of Ralphs during the past three years. As is typical of the supermarket industry, Ralphs has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Information called for by this item is set forth in the Company's financial statements and supplementary data contained in this report. Specific financial statements and supplementary data can be found at the pages listed in the following index.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            ----
Independent Auditors' Report. . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets at January 31, 1993 and
   January 30, 1994 . . . . . . . . . . . . . . . . . . . .  F-3

Years ended  February 2, 1992, January 31, 1993, and
   January 30, 1994:

        Consolidated Statements of Operations . . . . . . .  F-4

        Consolidated Statements of Cash Flows . . . . . . .  F-5

        Consolidated Statements of Stockholders' Equity . .  F-6

Notes to Consolidated Financial Statements. . . . . . . . .  F-7

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure during the applicable periods.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is provided with respect to the directors and executive officers of Ralphs as of May 2, 1994:

                                                                 YEARS OF
                                                              RALPHS SERVICE
                                                            -------------------
                                                             MANAGERIAL
      NAME                  AGE          POSITION            POSITIONS  TOTAL
- - ----------------------      ---  --------------------------  ---------  -----
Byron E. Allumbaugh         62   Chairman, Chief Executive       35       35
                                  Officer and Director
Alfred A. Marasca           52   President, Chief Operating      29       37
                                  Officer and Director
Terry Peets                 49   Executive Vice President        17       17
Gene A. Brown               58   Senior Vice President, Human    28       29
                                  Resources and Public Relations
Edmund Kevin Davis          40   Senior Vice President, Sales    13       19
                                  and Merchandising
R.Alexander Detrick         52   Senior Vice President,          19       19
                                  Corporate Strategy and
                                  Development
Alan G. Gray                58   Senior Vice President,          33       43
                                  Administration
Jan Charles Gray            46   Senior Vice President,          19       30
                                  General Counsel and Secretary
Lee R. Mueller              53   Senior Vice President,          32       38
                                  Store Operations
Alan J. Reed                47   Senior Vice President & Chief   21       21
                                  Financial Officer
Jane Rice                   52   Senior Vice President & Chief   10       10
                                  Information Officer
James A. Warren             59   Senior Vice President,          32       38
                                  Distribution & Manufacturing
Edward J. DeBartolo,        84   Director
Edward J. DeBartolo,Jr.     47   Director
Anthony W. Liberati         61   Director
G.William Miller            69   Director
David M. Petrone            49   Director
Richard L. Posen            43   Director
Richard S. Sokolov          44   Director
Peter J. Solomon            55   Director
Marie Denise DeBartolo York 43   Director

     The Board of Directors is classified into three classes, each class to have as equal a number of directors as possible. The Class A directors, Messrs. DeBartolo, Jr., Liberati, Sokolov and Mrs. DeBartolo York have been elected for a term that expires at the annual meeting of stockholders in 1995, the Class B directors, Messrs. DeBartolo, Miller and Petrone, have been elected for a term that expires at the annual meeting of stockholders in 1996, and the Class C directors, Messrs. Allumbaugh, Marasca, Posen and Solomon, have been elected for a term that expires at the annual meeting of stockholders in 1994. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for a three-year term.

     Mr. Patrick W. Collins, Vice Chairman and Director, retired from Ralphs and resigned from the Board of Directors in February
1994.

     Composition of the Board of Directors of Ralphs and the Holding Company is identical at the present time, as are the officers of the two companies. Officers are elected annually and are subject to removal at any time, with or without cause, by the Board of Directors of the Holding Company or Ralphs, as the case may be.

     Mr. Allumbaugh has been Chairman and Chief Executive Officer since 1976 and a Director since 1988. He also is a Director of the H.F. Ahmanson Company, El Paso Natural Gas Company and
Ultramar, Inc.

     Mr. Marasca has been President, Chief Operating Officer and a Director since February 1994. He was President from February 1993 to February 1994, Executive Vice President,
Retail from 1991 until 1993 and Executive Vice President,
Marketing from 1985 to 1991.

     Mr. Ralph H. Liebman, Executive Vice President, Support
Group, retired from Ralphs in April 1994.

     Mr. Peets has been Executive Vice President since February 1994. He was Senior Vice President, Marketing from 1991 to February 1994, Senior Vice President, Merchandising from 1990 to 1991, Group Vice President, Merchandising from 1988 to 1990 and Group Vice President, Store Operations from 1987 to 1988.

     Mr. Brown has been Senior Vice President, Human Resources and Public Relations, since 1987.

     Mr. Davis has been Senior Vice President, Sales and
Merchandising since February 1994.  He was Group Vice President,
Sales and Merchandising from 1992 to February 1994 and Vice
President of Sales and Advertising from 1988 to 1992.

     Mr. Detrick has been Senior Vice President, Corporate
Strategy and Development, since 1982.

     Mr. Alan G. Gray has been Senior Vice President,
Administration since 1993.  He was Group Vice President, Store
Operations from 1985 to 1992 and Group Vice President,
Administration from 1992 to 1993.


     Mr. Jan Charles Gray has been Senior Vice President, General
Counsel and Secretary since 1988. He was Senior Vice President and General Counsel from 1985 to 1988 and Vice President and
General Counsel from 1978 to 1985.

     Mr. Mueller has been Senior Vice President, Store Operations since 1993. He was Group Vice President, Store Operations from
1985 to 1993.

     Mr. Reed has been Senior Vice President and Chief Financial
Officer since 1988.  He was Senior Vice President, Finance from
1985 to 1988.

      Ms. Rice has been Senior Vice President and Chief
Information Officer since February 1994.  She was Group Vice
President, Management Information Systems from 1993 to February
1994, Vice President, Management Information Services from 1992 to 1993 and Vice President, Information Services from 1988 to 1992.

     Mr. Warren has been Senior Vice President, Distribution and
Manufacturing since 1993.  He was Group Vice President,
Distribution from 1986 to 1993.

     Mr. DeBartolo has been a Director since February 1994. He also is Chairman and Chief Executive Officer of EJDC, and has been a director of EJDC since 1944. He founded EJDC in 1944 and has been its Chief Executive Officer for nearly 50 years. Since
April 1994 he has been Vice Chairman and a Director of the DeBartolo Realty Corporation. Mr. DeBartolo helped establish the International Council of Shopping Centers and is a member of the Urban Land Institute. In connection with a proceeding brought by the SEC in the United States District Court for the District of Columbia entitled SEC v. Paul A. Bilzerian et al., Mr. DeBartolo, without admitting or denying any allegations, consented to the entry of a permanent injunction on June 29, 1989 enjoining him from engaging in any transactions or course of business which would constitute or would aid and abet violations of certain specified federal securities laws and rules. Mr. DeBartolo is the father of Edward J. DeBartolo, Jr.

     Mr. DeBartolo, Jr., has been a Director since 1992. Since April 1994 he has been Chairman of the Board and a Director of the DeBartolo Realty Corporation. Since 1979 he has been President and Chief
Administrative Officer and since 1973 he has been a Director of
The Edward J. DeBartolo Corporation.    Mr. DeBartolo, Jr., is the
son of Edward J. DeBartolo.

     Mr. Liberati has been a Director since 1992. Since April 1994 he has been a Director of the DeBartolo Realty Corporation. Since 1982 he has been Senior Vice President, Corporate Planning/Finance and a Director of the Edward J. DeBartolo Corporation. Mr. Liberati serves as a Director of Pennsylvania Capital Bank.

     Mr. Miller has been a Director since 1990. Since 1983 he has been Chairman of G. William Miller & Co., Inc., a merchant banking firm. He is a former Secretary of the U.S. Treasury and a former Chairman of the Federal Reserve Board, and has served as Chairman and Chief Executive Officer of Federated Stores, Inc. from January 1990 to February 1992. Mr. Miller serves as a Director of the DeBartolo Realty Corporation, Federated Department Stores, Inc., Gulf Canada Resources Limited, Klienwort Benson Australian Income Fund, Inc. and Repligen Corporation.

     Mr. Petrone has been a Director since 1992. Mr. Petrone served as Vice Chairman of Wells Fargo & Co. from October 1986 to March 1992. Since March 1993, Mr. Petrone has been a principal in Petrone, Petri & Company, a firm engaged in real estate finance and investments. Mr. Petrone serves as a Director of Health Science Properties and Jacobs Engineering Group, Inc.

     Mr. Posen has been a Director since 1992. Since 1984 he has been a partner of the law firm of Willkie Farr & Gallagher.
Willkie Farr & Gallagher acts as legal counsel to Ralphs from time to time.

     Mr. Sokolov has been a Director since 1992.  Since April
1994 he has been President and Chief Executive Officer and a Director of the DeBartolo Realty Corporation. From 1986 to March 1994 he was Senior Vice President and General Counsel of The Edward J. DeBartolo Corporation. In connection with the proceeding brought by the Securities and Exchange Commission in the United States District Court for the District of Columbia entitled SEC v. Paul
A. Bilzerian et al., Mr. Sokolov, without admitting or denying any allegations, consented to the entry of a permanent injunction on June 29, 1989 enjoining him from engaging in any transactions or courses of business which would constitute or would aid and abet violations of certain specified federal securities laws and rules.

     Mr. Solomon has been a Director since 1992. Since June 1991 he has been President of Peter J. Solomon Securities Corp.
("PSS") and since February 1989 he has been Chairman of the Peter
J. Solomon Company Limited. From 1984 to May 1989, Mr. Solomon was Vice Chairman of Shearson Lehman Hutton, Inc. Mr. Solomon is also a director of Bradlees, Inc., Centennial Cellular Corp., Century Communications Corporation, Charrette Corporation, Culbro Corporation, Monro Muffler Brake, Inc., Office Depot, Inc., and Phillips-Van Heusen Corporation. PSS acts as financial advisor to Ralphs from time to time and was paid a fee in connection with the sale of the Initial Notes.

     Mrs. DeBartolo York has been a Director since February 1994.
She is the Executive Vice President of Personnel and Corporate
Marketing/Communications and a Director of The Edward J. DeBartolo Corporation. Mrs. DeBartolo York is the daughter of Edward J. DeBartolo.

     The Board of Directors of Ralphs has an Executive Committee, and Audit Committee and a Compensation Committee. The current members of the Executive Committee are Messrs. Allumbaugh, Marasca and Sokolov. The current members of the Audit Committee are Messrs. Liberati, Miller and Petrone. The current members of the Compensation Committee are Messrs. DeBartolo, Jr., Miller and Solomon.

     The Certificate of Incorporation, as amended, of Ralphs (the "Certificate") provides that the Directors of Ralphs are protected to the fullest extent permitted by Delaware law against monetary damages for breach of the directors' fiduciary duty of care to Ralphs and its stockholder, the Holding Company. This provision in the Certificate does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunction, rescission or other forms of non-monetary relief would remain available under Delaware law. In addition, each Director will continue to be subject to liability for breach of the director's duty of loyalty to the Holding Company, for acts or omissions not taken or made in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other laws, such as federal securities laws. Ralphs is insured for certain losses incurred in connection with Ralphs' indemnifying its directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the six most highly compensated executive officers other than the CEO of Ralphs.

                                                         ------------Long Compensation-----------
                             Annual Compensation         ---------Awards--------Payouts-
                ----------------------------------------  Restricted
                                            Other Annual  Stock    Options/   LTIP  All other
Name and                 Salary  Bonuses    Compensation  Awards    SARs
Payouts Compensation
Principal Position  Year  ($)       ($)         ($)         ($)      (#)       ($)   ($) (1)
- - ------------------  ---- ------- ---------  ------------ --------- -------- -------- ----------
Byron E. Allumbaugh,
Chairman & Chief
Executive Officer  1993  645,000   387,000      N/A         N/A      N/A       N/A
38,575
                   1992  620,000   372,000      N/A         N/A    587,753     N/A
31,886
                   1991  580,000   348,000      N/A         N/A      N/A       N/A     N/A


Patrick W. Collins,
Vice Chairman and
Chief Operating
Officer            1993  568,750   341,250      N/A         N/A      N/A       N/A
16,062
                   1992  543,750   326,250      N/A         N/A    308,812     N/A
14,886
                   1991  518,750   311,250      N/A         N/A      N/A       N/A     N/A

Alfred A. Marasca,
President          1993  340,000   204,000      N/A         N/A      N/A       N/A
8,177
                   1992  296,250   148,125      N/A         N/A    308,812     N/A
1,485
                   1991  280,500   140,000      N/A         N/A      N/A       N/A     N/A

Ralph H. Liebman,
Executive Vice
President,Support
Group              1993  296,250   148,125      N/A         N/A      N/A       N/A
28,857
                   1992  281,250   140,625      N/A         N/A    231,609     N/A
15,426
                   1991  266,250   133,125      N/A         N/A      N/A       N/A     N/A

Alan J. Reed, Senior
Vice President,
Finance and Chief
Financial Officer  1993  222,500   111,250      N/A         N/A      N/A       N/A
12,904
                   1992  211,250   105,625      N/A         N/A    154,406     N/A
9,569
                   1991  196,250    98,125      N/A         N/A      N/A       N/A     N/A


Jan Charles Gray,
Senior Vice
President, General
Counsel and
Secretary          1993  207,500    103,750     N/A         N/A      N/A       N/A
13,584
                   1992  196,250     98,125     N/A         N/A    154,406     N/A
13,593
                   1991  181,250     90,625     N/A         N/A      N/A       N/A    N/A

Terry Peets,
Senior Vice
President,
Marketing          1993  192,500     96,250     N/A         N/A      N/A       N/A
10,337
                   1992  182,500     91,250     N/A         N/A    154,406     N/A
10,237
                   1991  171,250     85,625     N/A         N/A      N/A       N/A    N/A


(1) Represents (i) insurance premiums and the dollar value of the remainder of premiums paid under the Senior Executive Supplemental Benefit Plan, and (ii) Ralphs' contributions under the Ralphs Thrift Incentive Plan. The respective amount paid for Messrs. Allumbaugh, Collins, Marasca, Liebman, Reed, J. Gray and Peets are as follows: (A) Insurance premiums; $ 18,500, $13,270, $8,890, $26,250, $6,662, $7,250 and $4,210; (B) dollar value of remainder of premiums; $18,500, $0, $6,600, $0, $4,025,
$4,500 and $4,210; (C) incentive plan contributions; $1,575, $2,792, $2,687, $2,607, $2,217, $1,834 and $1,917.




OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options or SARs in Fiscal 1993.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1993 AND FISCAL
YEAR-END OPTION/SAR VALUES
                                                                          Value of
                                                         Number of       Unexercised
                                                        Unexercised      In-the-Money
                                                       Options/SARs at  Options/SARs at
                                               Value     FY-End (#)       FY-End ($)
                           Shares Acquired   Realized   Exercisable/     Exercisable/
       Name              on Exercise (#)(1)     ($)    Unexercisable(2)
Unexercisable(3)
- - --------------------     ------------------ ---------- ---------------- ---------------
Byron E. Allumbaugh. . .        70,000      1,961,646     235,102/                0/
                                                           562,651         5,884,935
Patrick W. Collins . . .       240,000 (4)  6,725,642 (4)  123,524/               0/
                                                           185,288                0
Alfred A. Marasca. . . .         9,000        252,212      61,762/                0/
                                                           319,050         2,017,692
Ralph H. Liebman . . . .         9,000        252,212      46,322/                0/
                                                           257,287         2,017,692
Alan J. Reed . . . . . .         7,000        196,165      30,882/                0/
                                                           179,524         1,569,316
Jan Charles Gray . . . .         5,000        140,118      30,882/                0/
                                                           163,524         1,120,939
Terry Peets  . . . . . .         5,000        140,118      30,882/                0/
                                                           163,524         1,120,939

(1) Represents SARs exercised under the Ralphs 1988 Equity Appreciation Rights Plan.

(2) Each number represents the aggregate number of Options and SARs outstanding, as currently exercisable/unexercisable. Options and SARs were granted under different plans, not in tandem. All SARs are free standing.

(3) Represents value of SARs, based on a value of $28.0235 per SAR at the time of exercise. Outstanding options are not currently in-the-money, based on current estimates of the fair market value of the Common Stock.

(4) Pursuant to the retirement provisions of the Equity Appreciation Rights Plan, Patrick W. Collins exercised all outstanding SARs, based on a value of $28.0235 per SAR at the time of exercise.

Executive Employment Contracts

     Ralphs has entered into employment contracts with Messrs. Allumbaugh, Marasca, Reed, J. Gray and Peets currently providing for their employment at annual base salaries of $650,000, $340,000, $225,000, $210,000 and $195,000 respectively. These employment contracts expire on April 30, 1996. Ralphs has also entered into employment contracts providing for aggregate base salaries of $906,000 with Messrs. Brown, Detrick, A. Gray, Mueller and Warren. Messrs. Collins and Liebman retired February and April of 1994, respectively. Each contract provides that the employee's employment and remuneration may be terminated by Ralphs (i) for cause based upon the employee's gross misconduct, felony conviction (other than a traffic or moving violation), serious breach of Ralphs policy or similar transgression; (ii) for failure to render services for a continuous period of 12 months due to disability; or (iii) for a material breach of the contract. An employee's remuneration under an employment contract will also be terminated upon the employee's voluntary resignation or retirement. Ralphs can advise an employee in writing that his services will no longer be required, which will be treated as a suspension of services. If a suspension of service occurs, the employee continues to be treated as an employee for all purposes for the term of the agreement. The employee is entitled to continued compensation until termination of the contract, subject to an offset equal to 50% of any compensation received from another business (except from businesses or investments previously owned by the employee before the date the suspension of services or termination for which there will be no deduction) or 100% if such business is a competing business (as defined in the employment contract).

Retirement Plans

     Retirement Plan. The Ralphs Grocery Company Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for salaried and hourly nonunion employees with at least one year of credited service (1,000 hours). Ralphs makes annual contributions to the Retirement Plan in such amounts as are actuarially required to fund the benefits payable to participants in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Supplemental Executive Retirement Plan. To allow Ralphs' retirement program to provide benefits based upon a participant's total compensation and without regard to other ERISA or tax code pension plan limitations, eligible executive employees of Ralphs participate in the Ralphs Grocery Company Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan also modifies the benefit formula under the Retirement Plan in other respects.

     The following table sets forth the combined estimated annual benefits payable in the form of a (single) life annuity under both the Retirement Plan and the Supplemental Plan (unreduced by the cash surrender value of any life insurance policies) to a participant in both plans who is retiring at a normal retirement date of January 1, 1994 for the specified final average salaries and years of credited service.

                        ---------------Years of Credit Service-----------------
Final Average Salary        15         20         25          30          35
- - --------------------    ----------  ---------  ---------  ---------- ----------
$  100,000              $ 19,484    $ 25,978   $ 32,473   $ 38,967    $45,462
   200,000                54,763      73,017     73,017     83,967     97,962
   300,000                84,763     113,017    113,017    113,017    113,017
   400,000               114,763     153,017    153,017    153,017    153,017
   600,000               174,763     233,017    233,017    233,017    233,017
   800,000               234,763     313,017    313,017    313,017    313,017
 1,000,000               294,763     393,017    393,017    393,017    393,017
 1,200,000               354,763     473,017    473,017    473,017    473,017

    Messrs. Allumbaugh, Marasca, Reed, J. Gray and Peets have completed 35, 37, 20, 30 and 16 years of credited service, respectively. Messrs. Collins and Liebman retired with 24 and 42 years of credited service, respectively. Compensation covered by the plan includes both salary and bonus. The calculation of retirement benefits generally is based on average compensation for the highest five years of the ten years preceding retirement.
The benefits earned by a participant under the Supplemental
Plan are reduced by any benefits which the participant has earned under the Retirement Plan and may be offset under certain circumstances by the cash surrender value of life insurance policies maintained by Ralphs pursuant to the Split Dollar
Life Insurance Agreements entered into by Ralphs and the executive. Benefits are not subject to any deduction for social security offset.

Compensation Committee Interlocks and Insider Participation

     The following persons served as members of the Compensation
Committee of the Board during Fiscal 1993:  Edward J. DeBartolo, Jr.,
G. William Miller and Peter J. Solomon. Mr. Solomon is the President of Peter J. Solomon Securities Corp. ("PSS"), and is the Chairman of the Peter J. Solomon Company Ltd. PSS acts as financial advisor to
Ralphs. Edward J. DeBartolo, Jr. is the President and a director of EJDC. In connection with the acquisition of a majority of the Holding Company's Common Stock on February 3, 1992, EJDC agreed to the EJDC Guaranty. See Item 13. "Certain Relationships and
Related Transactions".

     The foregoing summaries of the various benefit plans and agreements described above are qualified by reference to such plans and agreements, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

Director Compensation

     Directors who are not employees of the Holding Company or of Ralphs are paid a fee of $15,000 per year for serving on the Board of Directors and $2,500 for each Board meeting attended. All directors are also reimbursed for their out-of-pocket travel and related expenses incurred in attending all Board and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     a)  Security Ownership of Certain Beneficial Owners

     As of the date hereof, 100% of the outstanding capital stock of the Company is owned by the Holding Company and approximately 60.3% of the outstanding shares of Common Stock of the Holding Company (the "EJDC Holding Company Common Stock") are owned beneficially by EJDC. Consequently, EJDC will have the ability to exercise control over the business and affairs of the Holding Company by virtue of its continuing ability to elect a majority of the Holding Company's Board of Directors and its voting power with respect to actions requiring stockholder approval. By virtue of its ownership of the Common Stock of the Holding Company, EJDC will have the ability to exercise similar control over the business and affairs of Ralphs. EJDC, a corporation controlled by Mr. Edward J. DeBartolo, is primarily engaged in shopping mall and other real estate development activities.

     EJDC has pledged all the Holding Company Common Stock owned by it to secure a substantial loan facility. Significant principal payments commence in late-1995 under the EJDC Restructuring on a semi-annual basis with a maturity in 1998.
EJDC has discussed the merits of a sale of its interest in The Holding Company with its financial and legal advisors and with management of Ralphs. EDJC has had certain discussions regarding a potential sale to a third party. Since Ralphs is outside of EJDC's core business, it is likely that its interest in The Holding Company will be sold at some time prior to the aforementioned maturity and such sale could take place at any time. In the absence of consents from Ralphs' lenders, such a sale would constitute an event of default under the 1992
Credit Agreement, the Mortgagee Notes and other indebtness of Ralphs and would permit the holders of in excess of $500 million of debt on the date hereof to require Ralphs to repurchase such debt. Neither the holders of the Exchange Notes, the Initial Notes nor the 10 1/4% Senior Subordinated Notes would have such rights unless such a sale were accompanied by certain other events. Furthermore, if EJDC were to default on indebtedness secured by the EJDC Holding Company Common Stock, EJDC's lenders might elect to foreclose on their collateral, including the EJDC Holding Company Common Stock, thereby causing a transfer in ownership of the shares and a change in control of the Holding Company
(which might also occur upon a voluntary sale by EJDC). Such change in control would permit certain holders of a substantial amount of Ralphs indebtedness to require the repurchase of such indebtedness by Ralphs.

     The following table sets forth certain information regarding the beneficial ownership of the Holding Company Common Stock as of the date hereof. By virtue of their ownership of the Holding Company
Common Stock, the following entities may be deemed to own a corresponding percentage of the Common Stock.

                                                   Shares
                                            Beneficially Owned (1)
       Name Address                           Number      Percent
- - ---------------------------------            --------     --------
The Edward J. DeBartolo Corporation (2)(3)  15,440,600     60.34%
    7620 Market Street
    Youngstown, Ohio  44512
Camdev Properties Inc. (2)                   3,276,681     12.81
    400 King Street West
    Suite 5800
    Toronto, Ontario M5H 3Y8
Bank of Montreal (2)                         2,591,815     10.13
    700 Louisiana, Suite 4400
    Houston, Texas 77002
Banque Paribas (2)                           2,591,815     10.13
    757 Seventh Avenue
    New York, New York 10019
Federated Department Stores, Inc. (2)        1,686,369      6.59
    7 West Seventh Street
    Cincinnati, Ohio  45202

(1) Unless otherwise indicated in the footnotes to this table, each of the stockholders named in this table has sole voting and investment owner with respect to the shares shown as beneficially owned by it.

(2) The principal stockholders have certain registration rights pursuant to the Registration Rights Agreement.

(3) All shares indicated are owned of record by EJDC, which is indirectly controlled by Edward J. DeBartolo, who would be deemed to beneficially own the shares of Common Stock owned by EJDC. Edward J. DeBartolo, Jr. is the son of Edward J. DeBartolo.

     b)  Security Ownership of Management

     As of the date hereof, no officer or director of the Company beneficially owns any equity securities of the Company.

     c)  Changes in Control

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     EJDC guaranties Ralphs' obligations as a self-insurer of worker's compensation liabilities in the State of California (the "EJDC Guaranty"). In connection with the EJDC Guaranty, Ralphs unconditionally agreed to reimburse EJDC for any payments made under the EJDC Guaranty and for the cost of insurance up to $200,000 to cover liabilities incurred pursuant to the EJDC Guaranty. Further, Ralphs agreed to pay EJDC a guarantee fee of $33,500 for each month the EJDC Guaranty is in effect ($402,000 was paid in Fiscal 1993).

     In connection with the bankruptcy reorganization of Federated Department Stores, Inc. and its affiliates, Federated Department Stores, Inc. agreed to pay certain potential tax liabilities relating to Ralphs previously being a member of the affiliated group of companies comprising Federated and its subsidiaries. In consideration thereof, the Holding Company and Ralphs agreed to pay Federated Department Stores, Inc. a total of $10.0 million, payable $1.0 million on each of February 3, 1992, 1993, 1994, 1995 and 1996 and $5.0 million on February 3, 1997.
The five $1.0 million installments are to be paid by Ralphs and the $5.0 million payments is the joint obligation of the Holding Company and Ralphs. In the event Federated Department Stores, Inc. is required to pay certain tax liabilities, the Holding Company and Ralphs have agreed to reimburse Federated Department Stores, Inc. up to an additional $10.0 million, subject to certain adjustments. This additional obligation, if any, is the joint and several obligation of the Holding Company and Ralphs. The $5.0 million payment and the potential $10.0 million payment will be paid in cash or stock of the Holding Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to Financial Statements.


     In addition, EJDC and the other current holders of Common Stock are parties to an agreement providing for various aspects of corporate governance (the "Registration Rights Agreement") relating to the Holding Company and Ralphs. Pursuant to the Registration Rights Agreement, Ralphs is obligated to provide the Holding Company, by dividend, pursuant to a services agreement or otherwise, with funds sufficient to enable the Holding Company to perform its duties as the holding company of Ralphs' stock and to perform its obligations set forth in the Equity Registration Rights Agreement.

     Moreover, pursuant to a service agreement, dated February 3, 1992 (the "Service Agreement"), between Ralphs and the Holding Company, the Holding Company agreed to perform certain accounting, advisory, capital raising and other services for Ralphs and Ralphs agreed to pay to the Holding Company an amount equal to the Holding Company's direct and indirect costs of performing such services. Management believes that amounts to be paid under the Service Agreement will not be material to the business or financial condition of Ralphs.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
ON FORM 8-K.

(A)  Documents filed as part of this report:

     (1)  Financial Statements.

               See Financial Statements Index included in Item 8 of Part II of this form 10-K.

     (2)  Financial Statement Schedules:
                                                      Location in
                                                      This Report
                                                      -----------
          Schedule V-Property, Plant & Equipment. . . .    S-1
          Schedule VI-Accumulated Depreciation and
            Amortization of Property, Plant &
            Equipment . . . . . . . . . . . . . . . . .    S-2
          Schedule VIII-Valuation and Qualifying
            Accounts. . . . . . . . . . . . . . . . . .    S-3
          Schedule IX-Short-Term Borrowings . . . . . .    S-4

     (3)  Exhibits
              See Index to Exhibits following signature page.

     A copy of the exhibits listed herein can be obtained by writing:

           Jan Charles Gray
           Senior Vice President,
           General Counsel & Secretary
           Ralphs Grocery Company
           P.O. Box 54143
           Los Angeles, CA  90054

(B)  Reports on Form 8-K

     Not applicable.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 2, 1994                RALPHS GROCERY COMPANY


                             By:       /s/ Jan Charles Gray
                                ---------------------------------
                                        Jan Charles Gray
                                      Senior Vice President,
                                   General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signatures                     Title              Date
- - ------------------------------- -------------------- --------------
/s/ Byron E. Allumbaugh         Chairman of the      May 2, 1994
- - ------------------------------- Board, Chief Executive
    Byron E. Allumbaugh         Officer and Director
                                (Principal Executive
                                Officer)


/s/ Alfred A. Marasca           President, Chief     May 2, 1994
- - ------------------------------- Operating Officer
    Alfred A. Marasca           and Director


/s/ Jan Charles Gray            Senior Vice          May 2, 1994
- - ------------------------------- President and General
    Jan Charles Gray            Counsel and Secretary


/s/ Alan J. Reed                Senior Vice          May 2, 1994
- - ------------------------------- President and Chief
    Alan J. Reed                Financial Officer
                                (Principal Financial
                                Officer)


/s/ Robert W. Gossman           Group Vice           May 2, 1994
- - ------------------------------- President and
    Robert W. Gossman           Controller (Principal
                                Accounting Officer)

       Signatures                    Title              Date
- - ------------------------------- ------------------  --------------
/s/ Edward J. DeBartolo            Director          May 2, 1994
- - -------------------------------
    Edward J. DeBartolo


/s/ Edward J. DeBartolo Jr.        Director          May 2, 1994
- - -------------------------------
    Edward J. DeBartolo Jr.

/s/ Anthony W. Liberati            Director          May 2, 1994
- - -------------------------------
    Anthony W. Liberati


/s/ G. William Miller              Director          May 2, 1994
- - -------------------------------
    G. William Miller


/s/ David M. Petrone               Director          May 2, 1994
- - -------------------------------
    David M. Petrone


/s/ Richard L. Posen               Director          May 2, 1994
- - -------------------------------
    Richard L. Posen


/s/ Richard S. Sokolov             Director          May 2, 1994
- - -------------------------------
    Richard S. Sokolov

/s/ Peter J. Solomon               Director          May 2, 1994
- - -------------------------------
    Peter J. Solomon


/s/ Marie Denise DeBartolo York    Director          May 2, 1994
- - -------------------------------
    Marie Denise DeBartolo York

                       RALPHS GROCERY COMPANY
                         INDEX TO EXHIBITS

The following exhibits are filed as a separate section of this report:

                                                           Sequentially
Exhibit No.            Description of Exhibit              Numbered Page
- - -----------    -------------------------------------     ----------------
10.27           Employment Agreements between Ralphs
                Grocery Company and each of Jan Charles
                Gray and Terry Peets, as amended

The following exhibits are incorporated herein by reference:

Exhibit No.            Description of Exhibit              Reference To
- - -----------    -------------------------------------     ----------------
3.1            Restated Certificate of Incorporation     Exhibit 3.1 to
                                                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

3.2            By-Laws                                   Exhibit 3.2 to
                                                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.1           Ralphs Grocery Company Retirement         Exhibit 10.1 to
               Plan, as amended                          Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.2           Ralphs Grocery Company Supplemental       Exhibit 10.2 to
               Retirement Plan, as amended               Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.3           Outline of Benefits under the Ralphs      Exhibit 10.3 to
               Grocery Company Senior Executive          Registration State-
               Medical Plan                              ment No. 33-47634
                                                         on Form S-1.

10.4           Guidelines for the Ralphs Grocery         Exhibit 10.4 to
               Company Management Incentive Plan         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.


10.5           Ralphs Grocery Company Savings Plan       Exhibit 10.5 to
               Plus Primary                              Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.


10.6           Ralphs Grocery Company Savings Plan       Exhibit 10.6 to
               Plus Basic                                Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.7           Tax Indemnification Agreement             Exhibit 10.7 to
                                                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.8           Comprehension Settlement Agreement        Exhibit 10.8 to
                                                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.9           Tax Election Agreement                    Exhibit 10.9 to
                                                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.10          Indenture between Ralphs Grocery Company  Exhibit 10.10 to
               and United States Trust Company, as       Registration State-
               Trustee, dated as of August 26, 1988,     ment No. 33-47634
               including form of 14% Senior Subordin-    on Form S-1.
               ated Debentures due 2000 attached as
               Exhibit A thereto, with respect to the
               14% Senior Subordinated Debentures
               due 2000

10.11          Supplemental Indenture between Ralphs     Exhibit 4.2 to
               Grocery Company and United States         Registrant's Quart-
               Trust Company of New York, as Trustee,    erly Report on Form
               dated as of May 29, 1992, with respect    10-Q dated September
               to the 14% Senior Subordinated Debent-    1, 1992 and filed on
               ures due 2000                             September 2, 1992

10.12          Amended Restated Ralphs Grocery Company   Exhibit 10.11 to
               1988 Equity Appreciation Rights Plan      Registration State-
               and Equity Appreciation Rights Agree-     ment No. 33-47634
               ment                                      on Form S-1.

10.13          Ralphs Supermarkets, Inc. Non-qualified   Exhibit 10.12 to
               Stock Option Plan                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.14          Registration Rights and Corporate         Exhibit 10.13 to
               Governance Agreement, as amended          Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.15          Agreement of Assumption and Guarantee     Exhibit 10.14 to
               of Workers' Compensation Liabilities      Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.


10.16          Reimbursement Agreement                   Exhibit 10.15 to
                                                         Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.17          Ralphs Grocery Company 1988 Credit        Exhibit 10.16 to
               Agreements                                Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.18          Commitment Letter relating to 1992        Exhibit 10.17 to
               Credit Agreement                          Registration State-
                                                         ment No. 33-47634
                                                         on Form S-1.

10.19          Credit Agreement, dated as of July 22,    Exhibit 10.19 to
               1992 (the "1992 Credit Agreement"),       Registrant's Annual
               among Ralphs Grocery Company, Bankers     Report on Form 10-K
               Trust Company and the Lenders named       filed on April 29,1993
               therein

10.20          First Amendment and Limited Waiver,       Exhibit 10.20 to
               dated as of March 19, 1993, to the        Registrant's Annual
               1992 Credit Agreement                     Report on Form 10-K
                                                         filed on April 29,1993

10.21          Ralphs Grocery Company Promissory Notes,  Exhibit 10.18 to
               Deeds of Trust and Security Agreements    Registration State-
               with Metropolitan Life Insurance          ment No. 33-47634
               Company, as amended on or prior to        on Form S-1.
               May 1, 1992

10.22          Amendments dated as of July 30, 1992 and  Exhibit 10.22 to
               March 30, 1993, to Ralphs Grocery Company Registrant's Annual
               Promissory Notes, Deeds of Trust and      Report on Form 10-K
               Security Agreements with Metropolitan      filed on April 29,1993
               Life Insurance Company, as amended

10.23          Employment Agreements between Ralphs      Exhibit 10.19 to
               Grocery Company and each of Byron         Registration State-
               Allumbaugh, Patrick Collins, Alfred       ment No. 33-47634
               Marasca and Ralph Liebman                 on Form S-1.

10.23(a)       Employment Agreement between Ralphs       Exhibit 10.23(a) to
               Grocery Company and Alan Reed, as         Registrant's Annual
               amended                                   Report on Form 10-K
                                                         filed on April 29,1993

10.24          Indenture between Ralphs Grocery          Exhibit 4.3 to
               Grocery Company and United States Trust   Registrant's Quarterly
               Company, as Trustee, dated as of July     Report on Form 10-Q
               29, 1992, with respect to the 10 1/4%     dated September 1,
               Senior Subordinated Notes due 2002        1992 and filed on
                                                         September 2, 1992

10.25          Indenture between Ralphs Grocery Company  Exhibit 4.1 to
               and United States Trust Company, as       Registration Statement
               Trustee dated as of March 30, 1993        No. 33-61812 on
               (the "1993 Indenture") with respect to    Form S-4
               the Initial Notes and the Exchange Notes

10.26          Supplemental Indenture dated as of        Exhibit 4.2 to
               June 23, 1993, to the 1993 Indenture      Registration Statement
                                                         No.33-61812 on Form S-4

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         Page
                                                        ------
Independent Auditor's Report. . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets at January 31, 1993
    and January 30, 1994. . . . . . . . . . . . . . . .   F-3

Years ended February 2, 1992, January 31, 1993 and January 30, 1994:

     Consolidated Statements of Operations. . . . . . .   F-4

     Consolidated Statements of Cash Flows. . . . . . .   F-5

     Consolidated Statements of Stockholder's Equity. .   F-6

Notes to Consolidated Financial Statements. . . . . . .   F-7

Financial Statement Schedules

     Schedule V - Property, Plant and Equipment . . . .   S-1

     Schedule VI - Accumulated Depreciation and
      Amortization of Property, Plant and Equipment . .   S-2

     Schedule VIII - Valuation and Qualifying Accounts.   S-3

     Schedule IX - Short-Term Borrowings. . . . . . . .   S-4

                           Independent Auditors' Report

The Board of Directors and Stockholders
Ralphs Grocery Company:

     We have audited the consolidated financial statements of Ralphs Grocery Company and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ralphs Grocery Company and subsidiary as of January 30, 1994 and January 31, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, Ralphs Grocery Company changed its method of accounting for income taxes in the fiscal year ended February 2, 1992 to adopt the provisions of the Financial Accounting Standard Board's Statement of Financial Standards No. 109, "Accounting for Income Taxes."

                                                   KPMG Peat Marwick
Los Angeles, California
April 8, 1994

                           RALPHS GROCERY COMPANY
                        CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share data)
                                             January 31,        January 30,
                                                1993               1994
                 ASSETS                       ----------        ----------
Current Assets:
  Cash and cash equivalents. . . . . . . .   $   46,192        $   55,080
  Accounts receivable. . . . . . . . . . .       19,117            30,420
  Inventories. . . . . . . . . . . . . . .      207,023           202,354
  Prepaid expenses and other current assets      16,543            18,111
                                              ---------          ---------
      Total current assets . . . . . . . .      288,875           305,965

  Property, plant and equipment, net . . .      610,665           601,897
  Excess of cost over net assets acquired,
   net . . . . . . . . . . . . . . . . . .      387,410           376,414
  Beneficial lease rights, net . . . . . .       60,757            55,553
  Deferred debt issuance costs, net. . . .       27,999            26,583
  Deferred income taxes. . . . . . . . . .           --           109,125
  Other assets . . . . . . . . . . . . . .       12,792             8,113
                                              ---------         ---------
      Total assets . . . . . . . . . . . .   $1,388,498        $1,483,650
                                              =========         =========
     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt . .   $   66,465        $   70,975
  Short-term debt. . . . . . . . . . . . .       31,100                --
  Bank overdrafts. . . . . . . . . . . . .       37,061            37,716
  Accounts payable . . . . . . . . . . . .      120,709           138,554
  Accrued expenses . . . . . . . . . . . .      127,788           101,543
  Current portion of self-insurance
   reserves. . . . . . . . . . . . . . . .       27,732            30,138
                                              ---------          ---------
       Total current liabilities . . . . .      410,855           378,926

  Long-term debt . . . . . . . . . . . . .      932,226           927,909
  Self-insurance reserves. . . . . . . . .       45,247            49,872
  Lease valuation reserve. . . . . . . . .       35,941            32,575
  Other non-current liabilities. . . . . .       97,526            89,299
                                              ---------           --------
       Total liabilities . . . . . . . . .    1,521,795         1,478,581
Stockholder's equity:
  Common stock, $1 par value per share.
  Authorized 1,000 shares; issued and
  outstanding, 100 shares at January 31,
  1993 and January 30, 1994. . . . . . . .           --                --
  Additional paid-in capital . . . . . . .      175,548           175,548
  Accumulated deficit. . . . . . . . . . .     (308,845)         (170,479)
                                              ---------           --------
       Total stockholder's equity. . . . .     (133,297)            5,069
Commitments and contingencies (See Notes      ---------           --------
  2 and 8)
      Total liabilities and stockholder's
        equity. . . . . . . . . . . . . . .  $1,388,498         $1,483,650
                                             ==========         ==========

See accompanying notes to consolidated financial statements.

                         RALPHS GROCERY COMPANY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          Year Ended         Year Ended          Year Ended
                       February 2, 1992   January 31, 1993   January 30, 1994
                      $(000)        %     $(000)       %      $(000)       %
                    --------    ------   --------    -----   ---------   ------

Sales. . . . . . .  2,889,222   100.0   2,843,816   100.00   2,730,157   100.00
Cost of sales. . .  2,275,237    78.8   2,217,197    78.0    2,093,727    76.7
                   ----------    -----  ----------   -----   ----------  ------
  Gross profit . .    613,985    21.2     626,619    22.0      636,430    23.3
Selling, general and
 administrative
  expenses . . . .    456,602    15.8     466,737    16.4      467,630    17.1
Provision for equity
 appreciation rights   18,321     0.6          --      --           --      --
Amortization of excess
 of cost over net
 assets acquired. .    10,996     0.4      10,997     0.4       10,996     0.4
Provision for
 restructuring. . .        --      --       7,100     0.2        2,374     0.1
Provision for post-
 retirements benefits
 other than pensions.   2,627     0.1       3,275     0.1        3,370     0.1
Provision for tax
 indemnification pay-
 ments to Federated
 Department Stores,
 Inc. . . . . . . .    10,000     0.3          --      --           --      --
                      -------     ----      ------   -----     -------    ----
   Operating income   115,439     4.0     138,510     4.9      152,060     5.6
Other expenses:
  Interest. . . . .   130,206     4.5     125,611     4.4      108,755     4.0
  Loss on disposal
   of assets. . . .    12,967     0.5       2,607     0.1        1,940     0.1
  Provision for legal
   settlement . . .        --      --       7,500     0.3           --      --
  Provision for earth-
   quake losses . .        --      --          --      --       11,048     0.4
                      -------     ----    --------    ----     -------    ----
Earnings (loss) before
 income taxes and
 extraordinary item.  (27,734)   (1.0)      2,792     0.1       30,317     1.1
Income tax expense
 (benefit) . . . . .    13,506     0.4       8,346     0.3     (108,049)  (4.0)
                      --------    ----     -------    ----     -------    ----
Earnings (loss) before
 extraordinary item . (41,240)   (1.4)     (5,554)   (0.2)     138,366     5.1
Extraordinary item-
 debt refinancing,
 net of tax benefit
 of $4,173. . . . . .      --      --     (70,538)   (2.5)         --       --
                       ------     ----      ------    ----      ------    ----
Net earnings (loss) . (41,240)   (1.4)    (76,092)   (2.7)     138,366     5.1
                         ====      ===        ====     ===        ====     ===
See accompanying notes to consolidated financial statements.

                          RALPHS GROCERY COMPANY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                       Year End      Year End     Year End
                                      February 2,   January 31,  January 30,
                                        1992           1993         1994
                                     -----------   ----------    -----------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . $  (41,240)   $  (76,092)   $ 138,366
 Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Depreciation and amortization. . .     76,552        76,873       74,452
  Amortization of discounts and
   deferred debt issuance costs. . .      8,564        20,978        9,768
  LIFO charge (credit) . . . . . . .      2,829         1,115       (2,054)
  Loss on sale of assets . . . . . .     12,967         6,841        4,314
  Provision for equity appreciation
   rights. . . . . . . . . . . . . .     18,321            --           --
  Provision for postretirement benefits   2,627         3,275        3,370
  Provision for tax indemnification
   payments to Federated Department
   Stores, Inc.. . . . . . . . . . .     10,000            --           --
  Provision for legal settlement . .         --         7,500           --
Other changes in assets and liabilities:
  Accounts receivable. . . . . . . .     20,660         6,376          326
  Inventories at replacement cost. .    (21,523)      (13,682)       6,724
  Prepaid expenses and other current
   assets. . . . . . . . . . . . . .     (4,446)        3,703       (1,658)
  Other assets . . . . . . . . . . .      2,133          (616)       4,449
  Interest payable . . . . . . . . .     (1,448)      (13,393)      (4,822)
  Accounts payable and accrued
   liabilities . . . . . . . . . . .      1,606        23,054       (1,622)
  Income taxes payable . . . . . . .        822          (527)      (1,480)
  Deferred tax asset . . . . . . . .         --            --     (109,125)
  Business interruption credit . . .         --            --         (581)
  Earthquake losses. . . . . . . . .         --            --      (11,048)
  Self insurance reserves. . . . . .      6,575         8,456        7,031
  Other liabilities. . . . . . . . .      1,095          (170)     (12,407)
                                         -------       -------     --------
  Cash provided by operating
   activities. . . . . . . . . . . .     96,094        53,691      104,003

Cash flows from investing activities:
  Capital expenditures . . . . . . .    (50,355)     (102,697)     (62,181)
  Proceeds from sale of property,
   plant and equipment . . . . . . .      8,498           219       16,700
                                         -------       -------     --------
  Cash used in investing activities.    (41,857)     (102,478)     (45,481)

Cash flows from financing activities:
  Net borrowings under lines of credit   29,000         2,100      (31,100)
  Redemption of preferred stock . . .        --        (3,000)          --
  Capitalized financing and acquisition
   costs. . . . . . . . . . . . . . .      (573)      (22,426)      (5,108)
  Increase (decrease) in bank over-
    drafts. . . . . . . . . . . . . .    (7,193)       (8,865)         655
  Proceeds from issuance of long-
    term debt . . . . . . . . . . . .     2,000       668,269      150,000
  Principal payments on long-term
    debt. . . . . . . . . . . . . . .   (75,361)     (577,902)    (164,081)
                                         -------       -------     --------
   Cash provided by (used in)
    financing activities. . . . . . .   (52,127)       58,176      (49,634)
                                         -------       -------     --------
Net increase (decrease) in cash and
 cash equivalents . . . . . . . . . .     2,110         9,389        8,888
Cash and cash equivalents at begin-
 ning of period . . . . . . . . . . .    34,693        36,803       46,192
                                         -------       -------     --------
Cash and cash equivalents at end
 of period. . . . . . . . . . . . . .  $ 36,803      $ 46,192     $ 55,080
                                        ========      ========     ========

See accompanying notes to consolidated financial statements.

                          RALPHS GROCERY COMPANY

             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                          (dollars in thousands)


                        Common Stock
                    --------------------     Additional
                    Outstanding               Paid-In     Accumulated
                      Shares      Amount      Capital        Deficit    Total
                    -----------   -------   -----------   -----------  --------

Balances at February
 3, 1991 . . . . . . .  100      $    --    $ 175,548     $(191,513)  $(15,965)
Net Loss . . . . . . .   --           --           --       (41,240)   (41,240)
                       ----      -------    ---------     ---------   --------
Balances at February
 2, 1992 . . . . . . .  100           --      175,548      (232,753)   (57,205)
Net Loss . . . . . . .   --           --           --       (76,092)   (76,092)
                       ----      -------    ---------     ---------   --------
Balances at January
31, 1993 . . . . . . .  100           --      175,548      (308,845)  (133,297)
Net Earnings . . . . .   --           --           --       138,366    138,366
                       ----      -------    ---------     ---------   --------
Balances at January
 30, 1994. . . . . . .  100      $    --    $ 175,548     $(170,479)  $  5,069
                       ====      =======    =========       ========     =====










See accompanying notes to consolidated financial statements.

                       RALPHS GROCERY COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

     At February 2, 1992, Ralphs Grocery Company, ("Ralphs") was an indirect wholly owned subsidiary of Federated Stores, Inc.
("Federated"). Two wholly owned subsidiaries of Federated, Federated Holdings III, Inc. ("Holdings III") and Allied Stores
Corporation ("Allied") directly owned the common stock of Ralphs, approximately 84% and 16% respectively. In January 1990 Holdings
III and Allied, and certain other subsidiaries of Federated, each filed petitions for relief under Chapter 11, Title 11 of the United States Code ("Chapter 11"). In March 1990, Federated filed a petition for relief under Chapter 11. Pursuant to the plans of reorganization for Federated and certain of its subsidiaries, Ralphs Supermarket, Inc. (the "Holding Company") was formed to hold the outstanding shares of common stock of Ralphs. On February 3, 1992, Holdings III and Allied contributed their shares of Ralphs to the Holding Company in exchange for the issuance by the Holding
Company of Holding Company shares in the same proportion in Ralphs shares were owned ("Internal Reorganization"). For financial reporting purposes, the Holding Company's investment in Ralphs was recorded at predecessor cost. For Federal tax purposes, a new basis was established at the Holding Company as more fully described in Note 11.

    Under the plans of reorganization for Federated, Holdings III and certain other subsidiaries of Federated (the "FSI Plan"), all Holding Company shares of common stock held by Holdings III were to be distributed to certain creditors of Federated and Holdings
III, including The Edward J. DeBartolo Corporation ("EJDC"), Bank of Montreal ("BMO"), Banque Paribas ("BP") and Camdev Properties
Inc. ("Camdev"), and Federated. The FSI Plan was confirmed by the Bankruptcy Court in January 1992 and was consummated on February 3, 1992. Under the plan of reorganization of Allied and certain affiliates including Federated Department Stores, Inc.
(the "Allied-Federated Plan"), a portion of Allied's Holding
Company shares were to be distributed to BMO and BP. The
Allied-Federated Plan was confirmed by the Bankruptcy Court in January 1992 and was consummated shortly after the FSI Plan.

     Thus, following consummation of both the FSI Plan and the Allied-Federated Plan and the transfer on July 19, 1993 of the shares of common stock in Holding Company held by Federated
Stores, Inc. to Camdev, Ralphs is a wholly owned subsidiary of the Holding Company which in turn is owned by the following entities:



                                              Approximate Percent
                                                  Ownership of
                                                Holding Company
                                                Common Stock As
                                                of July 19, 1993
                                              -------------------
    EJDC. . . . . . . . . . . . . . . . . .            60.4%
    BMO . . . . . . . . . . . . . . . . . .            10.1%
    BP. . . . . . . . . . . . . . . . . . .            10.1%
    Camdev. . . . . . . . . . . . . . . . .            12.8%
    Federated Department Stores, Inc
      (as successor by merger to Allied). .             6.6%

     Pursuant to certain agreements entered into contemporaneously with the effectiveness of the FSI Plan and the Allied-Federated
Plan, certain income tax liabilities of Ralphs, Federated, Allied, Federated Department Stores, Inc. and other affiliates have been settled with the Internal Revenue Service. In addition, Ralphs and certain affiliates including Federated Department Stores, Inc., Allied and Federated (the "Affiliated Group") entered into an agreement (the "Tax Indemnity Agreement") pursuant to which Federated Department Stores, Inc. agreed to pay certain tax liabilities, if any, relating to Ralphs being a member of the Affiliated Group. The Tax Indemnity Agreement provides a formula to determine the amount of additional tax liabilities through February 3, 1992 that Ralphs would be obligated to pay the Affiliated
Group. However, such additional liability, if any, is limited to $10 million subject to certain adjustments.

     Under the Tax Indemnity agreement, the Holding Company and
Ralphs have agreed to pay Federated Department Stores, Inc. $1.0 million each year for five years starting on February 3, 1992, and an additional $5.0 million on February 3, 1997. These total payments of $10.0 have been recorded in Ralphs' financial statements at February 2, 1992. The five $1.0 million installments are to be paid by Ralphs and the $5.0 million is the joint obligation of the Holding Company and Ralphs. Also, in the event Federated Department Stores, Inc. is required to pay certain tax liabilities on behalf of Ralphs, the Holding Company and Ralphs have agreed to reimburse Federated Department Stores, Inc. up to an additional $10.0 million, subject to certain adjustments. This additional obligation is the joint and several obligation of the Holding Company and Ralphs. The $5.0 million payment and the potential $10.0 million payment may be paid, at the option of the Holding Company and Ralphs, in cash or newly issued Holding Company Common Stock.


     In connection with the consummation of the FSI Plan and the Allied-Federated Plan, Ralphs and certain parties entered into an agreement (the "Comprehensive Settlement Agreement") pursuant to which the parties thereto, among other things, agreed to deliver releases to the various parties to the Comprehensive Settlement
Agreement as well as certain additional parties. Under the Comprehensive Settlement Agreement, Ralphs received general releases from Allied, Federated, Federated Department Stores,
Inc. and certain other affiliates which released it from any and all claims which could have been asserted by the parties thereto prior to the effective dates of FSI Plan and the Allied-Federated
Plan other than for claims arising under the Comprehensive
Settlement Agreement, the FSI Plan, the Allied-Federated Plan and the Tax Indemnity Agreement.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Reporting Period

Ralphs' fiscal year ends on the Sunday closest to January 31.
Fiscal year-ends are as follows:

            February 2, 1992 (Fiscal 1991)
            January 31, 1993 (Fiscal 1992)
            January 30, 1994 (Fiscal 1993)

       (b)  Cash and Cash Equivalents

     For purposes of the statements of cash flows, Ralphs considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (c)  Inventories

     Inventories are stated at the lower cost or market. Cost is determined primarily using the last-in, first-out (LIFO) method.
The replacement cost of inventories exceeded the LIFO inventory cost by $15.535 million and $17.589 million at January 30, 1994 and January 31, 1993, respectively.

       (d)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Property and equipment held under capital leases are stated at the present value of the minimum lease payments at the inception of the lease.

     Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of assets.
Plant and equipment held under capital leases and leasehold



improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Useful lives range from 10 to 40 years for buildings and improvements and 3 to 20 years for fixtures and equipment.

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized during fiscal 1991, 1992 and 1993 was $.510 million, $1.074 million, and $.740 million, respectively.

     (e)  Deferred Debt Issuance Costs

     Direct costs incurred as a result of financing transactions are capitalized and amortized over the terms of the applicable debt agreements using the effective interest method.

     (f)  Pre-opening Costs

     Pre-opening costs of new stores are deferred and expensed at the time the store opens.

     (g)  Self Insurance Reserves

     Ralphs is self-insured for a portion of workers' compensation, general liability and automobile accident claims.
Ralphs establishes reserve provisions based on an independent actuary's review of claims filed and an estimate of claims incurred but not yet filed.

     (h)  Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired, resulting from the May 3, 1988 acquisition of Ralphs is being amortized using the straight-line method over 40 years. Accumulated amortization aggregated $52.4 million and $63.4 million at January 31, 1993 and January 30, 1994, respectively.

     (i)  Acquired Leases

     Beneficial lease rights and lease valuation reserves are recorded based on differences between contractual rents under existing lease agreements and the fair value of entering such lease agreements as of the May 3, 1988 acquisition of Ralphs.
Beneficial lease rights are amortized using the straight- line method over the terms of the leases. Lease valuation reserves are amortized using the interest method over the terms of the leases.



     (j)  Discounts and Promotional Allowances

     Promotional allowances and vendor discounts are recorded as a reduction of cost of sales in the accompanying statements of operations. Allowance proceeds received in advance are deferred and recognized over the period earned.

      (k)  Income Taxes

      Through February 2, 1992, Ralphs operated under a tax-sharing agreement with Federated and was included in the consolidated Federal tax returns of Federated. Through January
28, 1990, Ralphs was included in the combined state tax returns of Federated; however, Ralphs filed separate state tax returns subsequent to January 28, 1990. Under the tax-sharing agreement, tax-sharing payments were made to Federated based on the amount that Ralphs would be liable for had Ralphs filed separate tax returns, taking into account applicable carryback and carryforward provision of the tax laws.

     Subsequent to February 2, 1992, the Holding Company is responsible for filing tax returns with the Internal Revenue
Service and state taxing authorities. Ralphs is included in the tax filings of the Holding Company. Prior to February 3, 1992
Ralphs paid alternative minimum tax to Federated under its tax sharing agreement. As a result of the Internal Reorganization, Ralphs will not be entitled to offset its future Federal regular tax liability with the payments made to Federated.

     Effective for the fiscal year ended February 2, 1992, Ralphs adopted Statement of Financial Accounting Standards ("SFAS") No.
109, "Accounting for Income Taxes." At the date of adoption such change had no impact on the consolidated financial results.



     (l)  Postretirement Medical Benefits

     Effective for the fiscal year ended February 3, 1991, Ralphs adopted SFAS 106, "Employers' Accounting for Postretirement
Benefits other Than Pensions", which requires that the cost of postretirement benefits other than pensions be recognized in the financial statements over an employee's service with Ralphs.

     (m)  Reclassification

     Certain amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

     (n)  Consolidation Policy

     The consolidated financial statements include the accounts of Ralphs Grocery Company and its wholly owned subsidiary, collectively referred to as the Company. All material intercompany balances and transactions are eliminated in consolidation.

     (o)  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          (i)   Cash and short-term investments
                The carrying amount approximates fair value because of the short maturity of those instruments.

          (ii)  Long-term debt
                The fair value of Ralphs' long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Ralphs for debt of the same remaining maturities.

          (iii) Interest Rate Swap Agreements
                The fair value of interest rate swap agreements
                is the estimated amount that Ralphs would receive or
                pay to terminate the swap agreements at the
                reporting date, taking into account current
                interest rates and the current credit-worthiness of
F-12            the swap counterparties.

(3)  Property, Plant and Equipment

     Property, plant and equipment is summarized as follows:
                                       January 31,     January 30,
                                          1993            1994
                                       -----------     ----------
                                         (dollars in thousands)
     Land. . . . . . . . . . . . . . .  $ 156,487      $ 159,904
     Buildings and improvements. . . .    180,639        191,179
     Leasehold improvements. . . . . .    149,273        161,341
     Fixtures and equipment. . . . . .    349,697        354,626
     Capital leases. . . . . . . . . .     69,058         86,964
                                        ---------       ---------
                                          905,154        954,014
     Less: Accumulated depreciation. .   (266,127)      (312,746)
     Less: Accumulated capital lease
       amortization. . . . . . . . . .    (28,362)       (39,371)
                                        ---------       ---------
     Property, plant and equipment,
       net . . . . . . . . . . . . . .  $ 610,665      $ 601,897
                                        =========       =========

(4)  Accrued Expenses

     Accrued expenses are summarized as follows:

                                       January 31,     January 30,
                                          1993            1994
                                       -----------     ----------
                                         (dollars in thousands)
     Accrued wages, vacation and
       sick leave. . . . . . . . . . .  $  38,238      $ 34,763
     Taxes other than income tax . . .     13,285        11,084
     Interest. . . . . . . . . . . . .     15,912        11,090
     Other . . . . . . . . . . . . . .     60,353        44,606
                                         --------       --------
                                        $ 127,788      $ 101,543
                                         ========       ========

(5)  Long-term Debt
     Long-term debt is summarized as follows:

                                       January 31,      January 30,
                                          1993             1994
                                       -----------     ----------
                                          (dollars in thousands)
     First mortgage notes payable in
       monthly installments,
       commencing June 1, 1994 of
       $1,553,000 including interest
       at an effective rate of 9.651%;
       interest only payable monthly
       prior to June 1, 1994.  Final
       payment due June 1, 1999.
       Secured by land and buildings
       with a net book value of $190.8
       million. . . . . . . . . . . . .   $178,482        $178,013
     Notes payable in varying monthly
      installments including interest
      ranging from 11.5% to 18.96%.
      Final payment due through November
      30, 1996.  Secured by equipment
      with a net book value of $30.0
      million . . . . . . . . . . . . .     17,920            9,721
     Capitalized lease obligations at
      interest rates ranging from 7.25%
      to 14% maturing at various dates
      through 2009 (note 6) . . . . . .     54,181            61,150
     Note payable to bank . . . . . . .    350,000           300,000
     Senior Subordinated Debentures,
      14% due 2000. . . . . . . . . . .     98,108                --
     Initial Notes and Exchange Notes .         --           150,000
     Senior Subordinated Debentures,
      10 1/4%, due 2002 . . . . . . . .    300,000           300,000
                                           -------           -------
     Total long-term debt . . . . . . .    998,691           998,884
     Less current maturities. . . . . .    (66,465)          (70,975)
                                           -------           -------
     Long-term debt . . . . . . . . . .   $932,226          $927,909
                                          ========          ========

     During the third quarter of 1992, the Company implemented a recapitalization plan (the "Recapitalization Plan") which was completed during the first quarter of 1993 by the Company's offering of $150.0 million aggregate principal amount of its 9% Senior Subordinated notes due 2003 (the "Initial Notes") in private placement under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds of the Initial Notes were used to

(i) purchase for cancellation of $60.0 million aggregate principal amount of the Company's 14% Senior Subordinated Debentures due 2000 (the "14% Subordinated Debentures") from a noteholder who had made an unsolicited offer to sell such 14% Subordinated Debentures, (ii) defease the remaining $38.1 million aggregate principal amount of the 14% Subordinated Debentures,
(iii) prepay $36.1 million of borrowings under the Company's
$350.0 million 1992 term loan facility entered into as part of the Recapitalization Plan and (iv) pay fees and expenses associated with such transactions and for other purposes. As part of a registration rights agreement entered into with the initial purchasers of the Initial Notes, the Company agreed to offer to exchange up to $150.0 million aggregate principal amount of the Exchange Notes for all of the outstanding Initial Notes (the "Exchange Offer"). The terms of the Exchange Notes are substantially identical (including principal amount, interest rate and maturity) in all respects to the terms of the Initial Notes except that the Exchange Notes are freely transferable by the holders thereof (with certain exceptions) and are not subject to any covenant upon the Company regarding registration under the Securities Act. On June 24, 1993, the Company completed the Exchange Offer exchanging $149.7 million aggregate principal amount of Exchange Notes for Initial Notes ($.3 million of Initial Notes remain outstanding).

     The note payable to bank and working capital line, under the 1992 Credit Agreement, are secured by first priority liens on Ralphs' inventory and receivables, servicemarks and registered trademarks, equipment (other than equipment located at facilities subject to existing liens in favor of equipment financiers) and after-acquired real property interests and all existing real property interests (other than those that are subject to prior encumbrances) and bears interest at the rates, as selected by Ralphs as follows: (i) 1 3/4% over the prime rate, or (ii) 2 3/4% over the Eurodollar Rate. Interest calculated pursuant to (i) above is payable quarterly, otherwise interest is payable quarterly or at the selected borrowings option maturity. During the 52 weeks ended January 30, 1994, interest rates under these borrowings ranged from 5.9375% to 7.75%. Ralphs is required to pay an annual administrative fee of $300,000 pursuant to the 1992 Credit Agreement as well as a commitment fee of 0.5% on the average daily amounts available for borrowing under the $120.0 million working capital credit line.

     The 1992 Credit Agreement, which includes a $350.0 million term loan and $120.0 million working capital credit line, also supports up to $60.0 million of letters of credit which reduce the available borrowings on the credit line. The 1992 Credit Agreement is subject to quarterly principal payment requirements, which commenced on March 31, 1993, with payment in full on June 30, 1998. As of January 30, 1994, $51.1 million of letters of credit were outstanding, with $68.9 million available under the working capital credit line.

     In the fourth quarter of Fiscal 1992, Ralphs entered into an interest rate cap agreement with an effective date of November 6, 1992 and a three-year maturity. The interest rate cap hedges the interest rate in excess of 6.5% LIBOR on $105.0 million principal amount against increases in short-term rates. This agreement satisfies interest rate protection requirements under the 1992 Credit Agreement. In addition to the interest rate cap agreement, Ralphs entered into an interest rate swap agreement on $150.0 million notional principal amount. Under the interest rate swap agreement, Ralphs is required to pay interest at LIBOR fixed at the end of each six month calculation period and Ralphs will receive interest payments at LIBOR fixed at the beginning of each six month calculation period. An increase or decrease of one-half percent (0.5%) in the LIBOR interest rate during a six month calculation period would result in an increase or decrease in interest payments of $.375 million. This interest rate swap agreement has a three-year term expiring November 6, 1995.
Ralphs is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, Ralphs does not anticipate nonperformance by the counterpart.

     The Initial Notes and Exchange Notes are unsecured obligations of Ralphs subordinated in right of payment to amounts due on the aforementioned senior debt. Interest at 9% is payable each April 1 and October 1 through April 1,
2003, when the notes mature.

     The 10 1/4% Senior Subordinated Debentures are unsecured obligations of Ralphs subordinated in right of payment to amounts due on the senior debt. Interest at 10 1/4% is payable each January 15 and July 15 through July 15, 2002, when the debentures mature.

     The aforementioned debt agreements contain various restrictive covenants pertaining to net worth levels, limitations on additional indebtedness and capital expenditures, financial ratios and dividends.

     The aggregate maturities on long-term debt for each of the five years subsequent to fiscal 1992 as follows:
                                           (dollars in thousands)
        1994. . . . . . . . . . . . . .        $  70,975
        1995. . . . . . . . . . . . . .           81,572
        1996. . . . . . . . . . . . . .           83,756
        1997. . . . . . . . . . . . . .           81,716
        1998. . . . . . . . . . . . . .           50,406
        1999 and thereafter . . . . . .          630,459
                                               __________
                                               $ 998,884
                                               ==========
(6)  Leases

     Ralphs has leases for retail store facilities, warehouses and manufacturing plants for periods up to 30 years. Generally, the lease agreements include renewal options for five years each. Under most leases, Ralphs is responsible for property taxes, insurance, maintenance and expense related to the lease property. Certain store leases require excess rentals based on a percentage of sales at that location. Certain equipment is leased by Ralphs under agreements ranging from 3 to 15 years. The agreements usually do not include renewal option provisions.


     Minimum rental payments due under capital leases and operating leases subsequent to fiscal 1993 are as follows:

                                           Capital      Operating
                                           Leases        Leases       Total
                                           -------      ---------   ----------
                                                (dollars in thousands)
      1994. . . . . . . . . . . . . .    $ 17,043       $ 57,264     $ 74,307
      1995. . . . . . . . . . . . . .      15,172         55,424       70,596
      1996. . . . . . . . . . . . . .      12,381         53,998       66,379
      1997. . . . . . . . . . . . . .      11,607         51,124       62,731
      1998. . . . . . . . . . . . . .       9,286         47,211       56,497
      1999 and thereafter . . . . . .      18,247        321,149      339,396
                                         ---------      ---------    ---------
      Total minimum lease payments. .      83,736       $586,170     $669,906
                                                        =========    =========
      Less amounts representing
       interest . . . . . . . . . . .     (22,586)
                                         ---------
      Present value of net minimum


       lease payments . . . . . . . .      61,150
      Less current portion of lease
       obligations. . . . . . . . . .     (11,052)
                                         ---------
      Long-term capital lease
       obligations. . . . . . . . . .    $ 50,098
                                         =========

Total rent expense is summarized as follows:
                                          52 Weeks      52 Weeks      52 Weeks
                                           Ended         Ended          Ended
                                         February 2,   January 31,   January 30,
                                           1992          1993           1994
                                         -----------   ----------    ----------
                                                (dollars in thousands)
 Capital Leases
      Contingent rentals. . . . . . .    $   2,358    $   2,443       $ 2,241
      Rentals from subleases. . . . .       (2,133)      (2,144)       (2,048)
 Operating Leases
      Minimum rentals . . . . . . . .       42,156       49,001        54,965
      Contingent rentals. . . . . . .        4,081        5,058         3,645
      Rentals from subleases. . . . .       (1,057)      (1,123)       (1,150)
                                         ---------      ---------    ---------
                                         $  45,405    $  53,235       $57,653
                                         =========      =========    ========

(7)  Self-Insurance

     Ralphs is a qualified self-insurer in the State of California for worker's compensation and for automobile liability. For fiscal 1991, 1992 and 1993 self insurance loss provisions amounted to (in thousands) $25,549, $25,950 and $30,323, respectively.

(8)  Commitments and Contingencies

     In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in and to fix the price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14, and December 23, 1992 respectively. Ralphs intends to vigorously pursue its defense in these actions.

   On March 25, 1991, George A. Koteen Associates, Inc. ("Koteen Associates") commenced an action in San Diego Superior Court alleging that Ralphs breached an alleged utility rate consulting agreement. In December 1992, a jury returned a verdict of $4,949,084 in favor of Koteen Associates and in March 1993, attorney's fees and certain other costs were awarded to the plaintiff. Ralphs has appealed the judgment and fully reserved in Fiscal 1992 against an adverse judgement.

  Environmental Matters

     In 1993, Ralphs completed the remediation of the mineral oil release at its bakery located at the Atwater property in Los Angeles. Ralphs' environmental consultants do not contemplate that there will be any further regulatory requirements with respect to this matter.

     Ralphs is a party to several pending legal proceedings and claims incurred in the normal course of business. In the opinion of management, based in part on the advice of counsel, these matters are adequately covered by insurance or will not have a material effect on Ralphs' financial position or results of operations.

(9)  Redeemable Preferred Stock

     Ralphs' non-voting preferred stock consisted of 10,000,000 shares of authorized $.01 par value preferred stock. At February
3, 1991 and February 2, 1992, 170,000 shares of Class A Preferred Stock and 130,000 shares of Class B preferred stock were issued and outstanding. All of the outstanding shares of preferred stock were redeemed by Ralphs during February 1992 at their initial issuance price of $3.0 million.

(10)  Equity Appreciation Rights Plans

     Effective August 26, 1988, Ralphs adopted an Equity
Appreciation Plan ("1988 Plan"), whereby certain officers received equity rights representing, in aggregate, the right to receive 15% of the increase in the appraised value (as defined in the 1988
Plan) of the Ralphs' equity over an initial value of $120.0 million. The 1988 Plan was amended in January 1992 by agreement among Ralphs and the Equity Rights holders ("Amended Plan").

     Under the Amended Plan, all outstanding Equity Rights are vested in full are no longer subject to forfeiture by the holders, except in the event a holder's employment is terminated for cause within the meaning of the Amended Plan. The appraised value or Ralphs' equity is to be determined as of May 1 each year by an investment banking company engaged for this purpose utilizing the methodology specified in the Amended Plan (which is unchanged from that specified in the 1988 Plan); however, under the Amended Plan the appraised value of Ralphs' equity for purposes of the plan may not be less than $400.0 million nor exceed $517.0 million. The amount of equity rights redeemable at any given time is defined in each holders' separate agreement. On exercise of an equity right, the holder will be entitled to receive a pro rata percentage of any such increase in appraised value. In addition, the Amended Plan provides for the possible additional further payment to the holder of each exercised Equity Right of an amount equal to the "Deferred Value" of such Equity Right as defined in the Amended Plan. Ralphs did not incur any expense under the Equity Appreciation Rights Plan in fiscal 1992 and fiscal 1993.

     The amount of Equity Rights redeemable for each of the five years subsequent to fiscal 1993 are as follows:


                                            (dollars in thousands)
       1994. . . . . . . . . . . . . . . . .       $  7,251
       1995. . . . . . . . . . . . . . . . .          7,251
       1996. . . . . . . . . . . . . . . . .          7,251
       1997. . . . . . . . . . . . . . . . .          5,185
       1998. . . . . . . . . . . . . . . . .         13,318
                                                    --------
                                                   $ 40,256
                                                    ========

(11)  Income Taxes

      Income tax expense (benefit) consists of the following:
                                          52 Weeks      52 Weeks     52 Weeks
                                           Ended         Ended        Ended
                                         February 2,   January 31,  January 30,
                                            1992          1993         1994
                                         -----------   ----------    ----------
                                                (dollars in thousands)
       Current
         Federal . . . . . . . . . . . .  $  9,224     $  4,173      $ (2,424)
         State . . . . . . . . . . . . .     4,282           --         3,500
                                         ---------     ---------    ----------
                                          $ 13,506     $  4,173      $  1,076
                                         ---------     ---------    ----------
       Deferred
         Federal . . . . . . . . . . . .  $     --     $     --     $(109,125)
         State . . . . . . . . . . . . .        --           --            --
                                         ---------     ---------    ----------
                                          $     --     $     --     $(109,125)
                                         ---------     ---------    ----------
           Total income tax expense
            (benefit). . . . . . . . . .  $ 13,506     $  4,173     $(108,049)
                                         =========     =========     ========

         Income tax expense (benefit) has been classified in the accompanying statements of operations as follows:

                                            1991          1992         1993
                                         -----------   ----------   ----------
       Earnings before extraordinary
       items . . . . . . . . . . . . . .  $ 13,506     $  8,346     $(108,049)
       Extraordinary item. . . . . . . .        --       (4,173)           --
                                         ---------      ---------   ----------
       Net tax expense (benefit) . . . .  $ 13,506     $  4,173     $(108,049)
                                         =========      =========    ========

          The differences between income tax expense and income taxes computed using the top marginal U.S. Federal income tax rate of 34% for both
       Fiscal 1991 and 1992 and, for Fiscal 1993, of 35% applied to earnings
       (loss) before income taxes (including, in Fiscal 1992, the extraordinary loss of $74.8 million) were as follows:
F-21

                                          52 Weeks      52 Weeks     52 Weeks
                                            Ended         Ended        Ended
                                         February 2,   January 31,   January 30,
                                            1992         1993          1994
                                         -----------   ----------    ----------
                                                (dollars in thousands)
      Amount of expected expense
       (benefit) computed using
       the statutory Federal rate. . . .  $ (9,430)   $ (24,450)     $  10,611
         Utilization of financial
          operating loss . . . . . . . .        --           --        (10,611)
         Amortization of excess cost
          over net assets acquired . . .     3,356        3,356             --
         State income taxes, net of
          Federal income tax benefit .       4,282           --          3,500
         Accounting limitation
          (recognition) of deferred
          tax benefit. . . . . . . . . .     6,139       20,041       (109,125)
         Alternative minimum tax . . . .     9,224        4,173            625
         Other, net. . . . . . . . . . .       (65)       1,053         (3,049)
                                          ---------     ---------     ---------
           Total income tax expense
            (benefit). . . . . . . . . .  $ 13,506     $  4,173      $(108,049)
                                          =========     =========      =======

     Ralphs' deferred tax assets, recorded under SFAS 109, were comprised of the following:
                                                 52 Weeks          52 Weeks
                                                  Ended             Ended
                                                January 31,       January 30,
                                                   1993               1994
                                              --------------      -----------
                                                    (dollars in thousands)
       Deductible intangible assets              $     --         $  56,000
       Net operating loss carryforward
        and tax credit. . . . . . . . . . .         5,907            40,125
       Self insurance accrual . . . . . . .         8,951            43,000
       Software basis difference and
        amortization. . . . . . . . . . . .         9,320                --
       Fees collected in advance. . . . . .         5,572                --
       Property, plant and equipment basis
        difference and depreciation . . . .        25,914            21,000
       Equity appreciation rights . . . . .            --            16,000
       Favorable lease basis differences. .            --            16,000
       State deferred taxes . . . . . . . .            --            17,000
       Other. . . . . . . . . . . . . . . .        16,539            40,000
                                                 ---------         ---------
                                                   72,203           249,125
        Less valuation allowance. . . . . .       (72,203)         (140,000)
                                                 ---------         ---------
         Total                                   $     --         $ 109,125
                                                 =========         =========

     On October 15, 1992, Ralphs filed an election with the Internal Revenue Service under Section 338(h)(10). Under this Section, Ralphs is required to restate, for Federal tax purposes, its assets and liabilities to fair market value as of February 3, 1992. The effect of this transaction is to record a new Federal tax basis to reflect a change of control for Federal tax purposes resulting from the Internal Reorganization. No change of control for financial reporting purposes was affected.

     In August, 1993, The Omnibus Budget Reconciliation Act of 1993 (the "Act") was enacted. The Act increased the Federal income tax rate from 34 to 35 percent for filers whose taxable income exceeded $10.0 million. In the current year, the effect of the Federal income tax rate change was to increase the net deferred tax assets. In addition, the Act also provided for the deductibility of certain intangibles, including costs in excess gross assets acquired.

     The Act has significantly impacted the aggregate deferred tax asset position of Ralphs at January 30, 1994. Ralphs elected to retroactively apply certain provisions of the Act related to the February 3, 1992 change of control for Federal tax purposes. As such, approximately $610.7 million in excess of cost over net assets acquired became fully deductible for Federal tax purposes. This amount is deductible over 15 years. This excess in the tax basis and financial statement basis of excess of cost over net assets acquired aggregated $153.0 million at January 30, 1994.

     During the year ended January 30, 1994, Ralphs has recorded the incremental impact of the Act on deductible temporary differences and increased its deferred income tax assets by a net amount of $109.1 million. The decision to reduce the valuation allowance was based upon several factors.

Specific among them, was the Company's completion of its restructuring plan which effectively reduced estimated interest expense by approximately $9.0 as compared to the year ended January 31, 1993. In addition, the January 31, 1993 operating results were negatively effected by several charges including provisions for restructuring, legal settlements and a loss on retirement of debt all aggregating approximately $90 million on a pre-tax basis.

     Although there can be no assurance as to future taxable income, the Company believes that, based upon the above mentioned events, as well as the Company's expectation of future taxable income, it is more likely than not that the recorded deferred tax asset will be realized. In order to realize the net deferred tax asset currently recorded, Ralphs will need to generate sufficient future taxable income, assuming current tax rates, of approximately $300.0 million.

     At January 30, 1994, the Company has Federal net operating loss (NOL) carryforwards of approximately $115.0 million and Federal and state Alternative Minimum Tax Credit carryforwards of approximately $2.1 million which can be used to offset Federal taxable income and regular taxes payable, respectively. The NOL carryforwards begin expiring in 2008.

     During the past two fiscal years, the Company has generated Federal taxable losses of approximately $115.0 million versus financial pre-tax losses of approximately $42.0 million for the same periods. These differences result principally from excess tax versus financial amortization on certain intangible assets (excess of cost over net assets acquired), as well as several other originating temporary differences.

(12)  Employee Benefit Plans

     Ralphs has a defined benefit pension plan covering substantially all employees not already covered by collective bargaining agreements with at least one year of credit service (defined at 1,000 hours). Ralphs' policy is to fund pension costs at or above the minimum annual requirement.

     The following actuarially determined components were included in the net pension expense:
                                           52 Weeks      52 Weeks    52 Weeks
                                            Ended        Ended         Ended
                                          February 2,  January 31, January 30,
                                            1992          1993          1994
                                         -----------   ----------    ----------
                                                (dollars in thousands)
      Service cost. . . . . . . . . . .    $1,806     $ 2,076        $ 2,228
      Interest cost on projected benefit
       obligation . . . . . . . . . . .     2,079        2,471         2,838
      Actual return on assets . . . . .    (3,291)      (2,794)       (2,695)
      Net amortization and deferral . .       992          237           (46)
                                          -------       -------      -------
     Net pension expense. . . . . .        $1,586       $ 1,990      $ 2,325
                                          =======       =======      =======


     The funded status of Ralphs' pension plan, (based on December
31, 1992 and 1993 asset values), is as follows:

                                         January 31,     January 30,
                                            1993            1994
                                        -----------     -----------
                                          (dollars in thousands)
Actuarial present value of benefit
 obligations:
   Vested benefit obligation. . . . . . .  $18,608       $29,659
   Accumulated benefit obligation . . . .   20,887        29,950
   Projected benefit obligation . . . . .   33,378        42,690
Plan assets at fair value . . . . . . . .   30,684        32,968
                                           -------       -------
Projected benefit obligation in excess
 of Plan Assets . . . . . . . . . . . . .   (2,694)      (9,722)
Unrecognized net gain . . . . . . . . . .   (1,959)       4,567
Unrecognized prior service cost . . . . .       46       (1,778)
Unrecognized net asset. . . . . . . . . .       --           --
                                           -------       -------
    Accrued pension cost. . . . . . . . .  $(4,607)     $(6,933)
                                            =======      =======

     Service costs for fiscal 1991, 1992 and 1993 were calculated using a rate of increase in future compensation levels of 6% and discount rate of 8.5%. Certain assumptions will be revised to reflect future trends in fiscal 1994. The discount rate will be reduced to 7.75% to reflect current decline in interest rates and the rate of increase in future compensation levels will be 5% for fiscal 1994. A long-term rate of return on assets of 9% was used for fiscal 1992 and 1993.

     Plan assets consist primarily of debt securities, guaranteed interest contracts and a money market fund. Plan benefits are based primarily on years of service and on average compensation during the last years of employment.

     On February 23, 1990, Ralphs adopted a Supplemental
Executive Retirement Plan covering certain key officers of Ralphs. Earned vested benefits under the Plan were $4,246,300 at December 31, 1992 and $5,075,000 at December 31, 1993. Under certain circumstances, the cash surrender value of certain split-dollar life insurance policies purchased under split-dollar life insurance agreement will offset Ralphs' obligations under the Supplemental Executive
Retirement Plan.

     Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. The United Food and Commercial Workers health and welfare benefit plans were overfunded and those employers who contributed to these plans are to receive a pro-rata share of the excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs share of the excess reserve was approximately $24.5 million of which $11.8 million was recognized in FY 1993 and the remainder will be recognized in FY 1994. Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels.

The expense related to these plans is summarized as follows:

                               52 Weeks     52 Weeks    52 Weeks
                                Ended        Ended        Ended
                              February 2,  January 31, January 30,
                                 1992         1993         1994
                              -----------  ----------- ----------
                                      (dollars in thousands)
Multi-employer pension plans . . $ 7,370      $ 7,973    $17,687
                                 =======      =======    =======
Multi-employer health and
 welfare . . . . . . . . . . . . $73,250      $71,183    $45,235
                                 =======      =======    =======

     Ralphs maintains the Ralphs Grocery Company Savings Plan
Plus--Prime and the Ralphs Grocery Savings Plan Plus - Basic
(collectively referred to as the"401(k) Plan") covering substantially all employees who are not covered by collective bargaining agreements and who have at least one year of credited service
(defined at 1,000 hours). The 401(k) Plan provided for both pre-tax and after-tax contributions by participating employees.
With certain limitations, participants may elect to contribute from 1% to 10% of their annual compensation on a pre-tax basis to the Plan. Ralphs has committed to match a minimum of 20% of an employee's contribution to the 401(k) Plan that do not exceed 5% of the employee's compensation. Expenses under the 401(k) Plan for fiscal 1991, 1992 and 1993 were $377,335, $407,961 and $431,774, respectively.

     Ralphs has an executive incentive compensation plan which covers approximately 39 key employees. Benefits to participants are earned based on a percentage of base compensation upon attainment of a targeted formula of earnings. Expense under this plan for fiscal 1991, 1992 and 1993 was $2.4 million, $2.5 million and $2.6 million, respectively.

     Ralphs has also adopted an incentive plan for certain members of management. Benefits to participants are earned based on a percentage of base compensation upon attainment of a targeted formula of earnings. Expense under this plan for fiscal 1991, 1992 and 1993 was $2.8 million, $2.8 million and $3.0 million, respectively.

     The aforementioned incentive plans may be cancelled by the Board of Directors at any time.

     Ralphs sponsors a postretirement medical benefit plan
(Postretirement Medical Plan) covering substantially all employees who are not members of a collective bargaining agreement and who retire under certain age and service requirements.

     The Postretirement Medical Plan is a traditional type medical plan providing outpatient, inpatient and various other covered services. Such benefits are funded from Ralphs' general assets. The calendar year deductible is $1,180 per individual, indexed to the Medical Consumer Price Index.

     On February 3, 1991, Ralphs adopted Statement of Financial Accounting Standards (SFAS) 106, "Employees' Accounting for Postretirement Benefits other Than Pension," which required that the cost of future benefits under the Postretirement Medical Plan be recognized in the financial statements over an employee's service with Ralphs. At the beginning of fiscal 1990, Ralphs elected to immediately recognize the transition obligation in accordance with the provision of SFAS 106. Previously, expenses were recognized as paid.

     The net periodic cost of the Postretirement Medical Plan
includes the following components:
                                 52 Weeks    52 Weeks    52 Weeks
                                  Ended        Ended       Ended
                              February 2,  January 31, January 30,
                                   1992         1993       1994
                               -----------  ----------- ----------
                       (dollars in thousands)
Service cost. . . . . . . . . .   $1,323       $1,908      $1,767
Interest cost . . . . . . . . .    1,304        1,367       1,603
Return on plan assets . . . . .       --           --          --
Net amortization and deferral .       --           --          --
                                  ------       ------      ------
  Net postretirement benefit cost $2,627       $3,275      $3,370
                                  ======       ======      ======

     The funded status of the postretirement benefit plan is as follows:
                                      52 Weeks     52 Weeks
                                       Ended        Ended
                                     January 31,  January 30,
                                        1993         1994
                                     -----------   ----------
                                      (dollars in thousands)
Accumulated postretirement benefit
obligation:
Retirees. . . . . . . . . . . . .     $ 2,218       $ 1,237
Fully eligible plan participants.         441           357
Other active plan participants. .      16,675        16,062
Plan assets at fair value . . . .          --            --
                                      -------        -------
Funded status . . . . . . . . . .     (19,334)      (17,656)
Plan assets in excess of projected
  obligations . . . . . . . . . .          --            --
Unrecognized gain (loss). . . . .       1,694         6,302
Unrecognized prior service cost .          --            --
                                       ------       --------
Accrued postretirement benefit
  obligation. . . . . . . . . . .    $(21,028)     $(23,958)

     Service cost was calculated using a medical cost trend of 10.5% for fiscal 1992 and 1993. Certain assumptions will be revised to reflect future trends. The discount rate will be reduced to 7.75% in 1994 to reflect current decline in interest rates. The long term rate of return of plan assets is not applicable as the plan is not funded.

     The effect on a one-percent increase in the medical cost trend would increase the fiscal 1993 service and interest cost of 24%. The accumulated postretirement benefit obligation at January 30, 1994 would also increase by 31%.

(13)  Quarterly Results (unaudited)

     Quarterly results for fiscal 1992 and 1993 are as follows:
                                                         Extraordinary
                                                          Item,net of    Net
                                   Gross Operating Income income tax  Earnings/
                            Sales  Profit  Income   Taxes   benefit     (Loss)
                            -----  ------ --------- ------ ----------   -----
                                              (dollars in millions)
FY 1992 Quarters
12 weeks ended 04/26/92. .$  677.0  $146.7  $ 35.1   $ 3.9     $ --    $  2.2
12 weeks ended 07/19/92. .   660.3   143.5    33.0     3.9       --       1.7
12 weeks ended 10/11/92. .   631.4   137.0    28.8     1.3    (55.8)    (58.6)
16 weeks ended 01/31/93. .   875.1   199.4    41.6     (.8)   (14.8)    (21.4)
                            -------  ------  ------   -----    -----    ------
  Total. . . . . . . . . .$2,843.8  $626.6  $138.5   $ 8.3   $(70.6)   $(76.1)
                           ========  ======  ======   =====  ======    ======
FY 1993 Quarters
12 weeks ended 04/25/93. .$  632.4  $142.4  $ 31.4   $ 1.0     $ --    $  3.9
12 weeks ended 07/18/93. .   629.0   145.2    36.8    (1.0)      --      12.9
12 weeks ended 10/10/93. .   612.8   141.5    31.7      --       --       7.0
16 weeks ended 01/30/94. .   856.0   207.4    52.2  (108.0)      --     114.6
                            -------  ------  ------   -----    -----    ------
  Total. . . . . . . . . .$2,730.2  $636.5  $152.1 $(108.0)    $ --    $138.4
                           ========  ======  ======   =====   ======   ======

(14)  Supplemental Cash Flow Information
                                     52 Weeks        52 Weeks        52 Weeks
                                       Ended           Ended          Ended
                                    February 2,     January 31,     January 30,
                                       1992            1993           1994
                                    ----------      ----------     ----------
                                              (dollars in thousands)
Supplemental cash flow disclosures:
  Interest paid, net of amounts
    capitalized. . . . . . . . . .   $115,159        $118,391        $ 93,738
  Income taxes paid. . . . . . . .   $ 12,643        $  7,169        $  2,423

  Capital lease assets and
    obligations assumed. . . . . .   $  3,847        $     --        $ 15,395

(15)  Stock Option Plan

     On February 3, 1992, 3,162,235 options for Common Stock of the Holding Company were granted under the Ralphs Nonqualified
Stock Option Plan. All options were vested, but not exercisable, on the date of the grant. Options granted to certain officers become exercisable at the rate of 20% on each September 30 of calendar years 1992 through 1996. Options granted to other officers become exercisable as to 10% of the grant on each of September
30, 1992 and 1993, 15% on each of September 30, 1994 through September 30, 1997, and 20% on September 20, 1998.

     The following table summarizes the Ralphs Non- qualified
Stock Option Plan.
                                        Number of
                                         Options      Price Range
                                        ---------     -----------
Options Outstanding at January
 30, 1994:
   Beginning of year. . . . . . . . .   3,162,235        $20.21

   Granted. . . . . . . . . . . . . .          --            --
   Exercised. . . . . . . . . . . . .          --            --
   Cancelled. . . . . . . . . . . . .          --            --
   Expired. . . . . . . . . . . . . .          --            --
                                        ---------      --------
      End of year . . . . . . . . . .   3,162,235        $20.21
                                        ---------      --------
Exercisable at end of year. . . . . .     811,760            --
                                        ---------      --------
Available for grant at end of year. .          --            --
                                        ---------      --------
Options Outstanding at January
 31, 1993:
   Beginning of year. . . . . . . . .          --            --

   Granted. . . . . . . . . . . . . .   3,162,235        $20.21
   Exercised. . . . . . . . . . . . .          --            --
   Cancelled. . . . . . . . . . . . .          --            --
   Expired. . . . . . . . . . . . . .          --            --
                                        ---------      --------
      End of year . . . . . . . . . .   3,162,235        $20.21
                                        ---------      --------
Exercisable at end of year. . . . . .     405,880            --
                                        ---------      --------
Available for grant at end of year. .          --            --
                                        ---------      --------

     The option price for outstanding options at January 30, 1994 assumes a grant date fair market value of Common Stock of the Holding Company equal to $20.21 per share, which represents the high end of a range of estimated values of the Common Stock of the Holding Company on February 3, 1992, the date of the grant.

                            RALPHS GROCERY COMPANY

                     SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                  (in thousands)

                        Balance                            Other    Balance
                        beginning                          Changes-  at end
 Description            of Period Additions Retirements add(deduct) of Period
- - ---------------------  ---------- --------- ----------- ----------   --------
52 Weeks ended
 January 30, 1994:
Land. . . . . . . . . .  $156,487  $  4,206   $     --    $ (789)   $ 159,904
Buildings & improvements  180,639    16,730     (6,290)      100      191,179
Leasehold improvements.   149,273     8,670       (159)    3,557      161,341
Fixtures & equipment. .   349,697    33,361    (30,299)    1,867      354,626
Capitalized leases. . .   69,058     15,395       (358)    2,869       86,964
                         --------   --------   --------    ------    --------
   Total. . . . . . . . $905,154   $ 78,362   $(37,106)    $7,604    $954,014
                         ========   ========   ========    ======     =======
52 Weeks ended
 January 31, 1993:
Land. . . . . . . . . . $145,344   $ 11,143   $     --     $   --    $156,487
Buildings & improvements 151,896     28,657        (31)       117     180,639
Leasehold improvements.  140,989      8,843        (442)     (117)    149,273
Fixtures & equipment. .  317,832     48,336     (16,471)       --     349,697
Capitalized leases. . .   70,151         --        (668)     (425)     69,058
                        --------   --------     --------    ------   --------
   Total. . . . . . . . $826,212   $ 96,979    $(17,612)    $ (425)  $905,154
                        ========   ========    ========     ======
  =======
52 Weeks ended
 February 2, 1992:
Land. . . . . . . . . . $143,410   $  1,864   $     --     $  70 (a) $145,344
Buildings & improvements 136,205     16,558        (15)     (852)(a)  151,896
Leasehold improvements.  144,385        (11)     (3,497)     112      140,989
Fixtures & equipment. .  301,482     31,944     (16,264)     670      317,832
Capitalized leases. . .   69,228      3,847      (2,924)      --       70,151
                        --------   --------     --------   ------     --------
   Total. . . . . . . . $794,710   $ 54,202    $(22,700)   $  --     $826,212
                        ========   ========     ========   ======     =======
- - -----------

(a)  Reclassification to/from other accounts.


                               RALPHS GROCERY COMPANY

                     SCHEDULE VI--ACCUMULATED DEPRECIATION
                AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                  (in thousands)


                        Balance                            Other   Balance
                        beginning                          Changes-  at end
Description             of Period  Additions  Retirements add(deduct) of Period
- - --------------------    ---------- ---------  ----------- ---------- ---------

52 Weeks ended
 January 30, 1994:
Buildings & improvements $ 33,598    $10,117    $(2,640)   $ (630)   $40,445
Leasehold improvements.    49,549      6,691        (86)     9,082    65,236
Fixtures & equipment. .   182,980     40,301    (14,392)    (1,824)  207,065
Capitalized leases. . .    28,362      8,434       (294)     2,869    39,371
                          --------   --------   --------   -------- --------
   Total. . . . . . . .  $294,489    $65,543   $(17,412)    $9,497  $352,117
                         =======     =======   =======       =====     ====
52 Weeks ended
 January 31, 1993:
Buildings & improvements $24,514     $ 9,092   $    (8)     $  --   $ 33,598
Leasehold improvements.   38,138      11,775      (364)        --     49,549
Fixtures & equipment. .  148,407      43,256    (8,683)        --    182,980
Capitalized leases. . .   21,271       7,759      (668)        --     28,362
                         --------   --------    --------    ------- --------
   Total. . . . . . . .  $232,330    $71,882   $(9,723)     $  --   $294,489
                         ========   ========    ========
======= ========
52 Weeks ended
 February 2, 1992:
Buildings & improvements $ 17,161    $ 7,366   $   (11)     $  (2)  $ 24,514
Leasehold improvements.    26,483     11,678       (23)        --     38,138
Fixtures & equipment. .   113,431     40,003    (5,029)         2    148,407
Capitalized leases. . .    13,009      8,271        (9)        --     21,271
                         --------   --------    --------    -------  -------
   Total. . . . . . . .  $170,084    $67,318   $(5,072)    $   --   $232,330
                         ========   ========    ========     ======   ======

                                  RALPHS GROCERY COMPANY

                 SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands)
                                               Charged
                         Balance  Charged to   to other              Balance
                         beginning  costs and  accounts-  Deductions  at end
Description              of Period  Expenses   describe(2) (payments) of Period
- - --------------------    ----------  ---------  ----------- ---------- ---------
January 30, 1994:
 Self-Insurance
 Reserves (1). . . . . .  $72,979   $30,323    $ 5,953     $(29,245)  $80,010
 Store Closure Reserves.  $10,277   $    --    $    --     $   (763)  $ 9,514

January 31, 1993:
 Self-Insurance
 Reserves (1). . . . . .  $64,523   $25,950    $10,902     $(28,396)  $72,979
 Store Closure Reserves.  $14,244   $ 1,838    $    --     $ (5,805)  $10,277

February 2, 1992:
 Self-Insurance
 Reserves (1). . . . . .  $57,948   $25,549    $ 5,620     $(24,594)  $64,523
 Store Closure Reserves.  $ 2,000   $12,244    $    --     $     --   $14,244

- - -----------
(1)  Includes short term portion.
(2)  Amortization of discount on self-insurance reserves to interest expense.


                              RALPHS GROCERY COMPANY

                        SCHEDULE IX--SHORT-TERM BORROWINGS
                    (in thousands, except interest rate data)
                                              Maximum     Average
                                               amount     amount    Weighted
                                  Weighted      out-        out-    average
                         Balance   average   standing    standing  interest
                         at end    interest     during       rate  during
Description             of Period    rate       period   (A)  the  period
- - ----------------------  ---------  --------   ---------  --------- ----------
January 30, 1994:
 Working capital credit
   line. . . . . . . . . $    --      --%      $51,900    $ 8,006     7.75%

January 31, 1993:
 Working capital credit
   line. . . . . . . . . $31,100    7.75%      $41,800    $13,851     7.82%

February 2, 1992:
 Working capital credit
   line. . . . . . . . . $16,500    7.75%      $34,900    $ 6,706     9.56%


- - -----------
(A) Average interest rate for the year is computed by dividing the actual short-term expense by the average short-term debt outstanding.
