Form 10-Q
period 1994-04-24
RALPHS GROCERY CO
filed 1994-06-08
CIK 836023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:              April 24, 1994
                                            -----------------

OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                 Commission File Number 33-22998

                    RALPHS GROCERY COMPANY
      (Exact name of registrant as specified in its charter)

       Delaware                                  31-1241926
(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

   1100 West Artesia Boulevard, Compton, California, 90220
          (Address of principal executive offices)

                        (310)884-9000
     (Registrant's telephone number, including area code)

                       Not Applicable
     (Former name, former address and former fiscal year, if
                  changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Number of shares of registrant's Common Stock, $1.00 par value, outstanding as of April 24, 1994-100.

                           RALPHS GROCERY COMPANY
                                   INDEX

                                   PART I

                             FINANCIAL INFORMATION


                                                       Page

Item 1.   Financial Statements. . . . . . . . . . . .    1

          Unaudited Consolidated Balance Sheets . . .    1

          Unaudited Consolidated Statements
           of Operations. . . . . . . . . . . . . . .    2

          Unaudited Consolidated Statements
           of Cash Flows. . . . . . . . . . . . . . .    3

          Notes to Unaudited Consolidated
           Financial Statements . . . . . . . . . . .    4

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . .    5


                                   PART II

                              OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . .    9

Item 2.   Changes in Securities . . . . . . . . . . .    9

Item 3.   Defaults upon Senior Securities . . . . . .    9

Item 4.   Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . .    9

Item 5.   Other Information . . . . . . . . . . . . .    9

Item 6.   Exhibits and Reports of Form 8-K. . . . . .    9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . .   10

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . .   11

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                     January 30,     April 24,
ASSETS                                   1994           1994
- ------                                ----------     ---------
Current Assets:
   Cash and cash equivalents . . . .   $55,080       $ 31,132
   Accounts receivable . . . . . . .    30,420         24,257
   Inventories . . . . . . . . . . .   202,354        203,549
   Prepaid expenses and other
    current. . . . . . . . . . . . .    18,111         20,214
                                       -------        -------
      Total current assets . . . . .   305,965        279,152
   Property, plant and equipment,
    net. . . . . . . . . . . . . . .   601,897        605,141
   Excess of cost over net assets
    acquired, net. . . . . . . . . .   376,414        373,876
   Beneficial lease rights, net. . .    55,553         53,155
   Deferred debt issuance costs,
    net. . . . . . . . . . . . . . .    26,583         25,386
   Deferred income taxes . . . . . .   109,125        110,325
   Other assets. . . . . . . . . . .     8,113          8,217
                                     ---------       --------
         Total assets. . . . . . . .$1,483,650     $1,455,252
                                     =========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Current maturities of long-term
    debt . . . . . . . . . . . . . . $  70,975      $  73,779
   Short-term debt . . . . . . . . .        --             --
   Bank overdrafts . . . . . . . . .    37,716         27,586
   Accounts payable. . . . . . . . .   138,554        122,869
   Accrued expenses. . . . . . . . .   101,543        105,925
   Current portion of self-insurance
    reserves . . . . . . . . . . . .    30,138         31,159
                                      --------        -------
Total Current liabilities. . . . . .   378,926        361,318
   Long-term debt. . . . . . . . . .   927,909        911,095
   Self-insurance reserves . . . . .    49,872         50,839
   Lease valuation reserve . . . . .    32,575         31,761
   Other non-current liabilities . .    89,299         86,764
                                      --------        -------
Total liabilities. . . . . . . . . . 1,478,581      1,441,777
                                      --------        -------
Stockholder's equity:
   Common stock, $1 par value per
    share Authorized 1,000 shares;
    issued and outstanding, 100
    shares at January 30, 1994
    and April 24, 1994 . . . . . . .        --             --
   Additional paid in capital. . . .   175,548        175,548
   Accumulated deficit . . . . . . .  (170,479)      (162,073)
                                      ---------       --------
Total stockholder's equity . . . . .     5,069         13,475
                                      ---------       --------
Total liabilities and stockholder's
 equity . . . . . . . . . . .       $1,483,650     $1,455,252
                                     ==========      =========

(See accompanying notes to unaudited consolidated financial statements)

                            RALPHS GROCERY COMPANY

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                 12 Wks Ended         12 Wks Ended
                                April 25, 1993       April 24, 1994
                                $         %           $        %
                              -----      ----       -----     ----

Sales. . . . . . . . . . .   632,426     100.0     615,986   100.0
Cost of sales. . . . . . .   490,019      77.5     474,317    77.0
                             -------     -----     -------   -----
   Gross profit. . . . . .   142,407      22.5     141,669    23.0
   Selling, general and
    administrative
    expense. . . . . . . .   107,733      17.0     104,433    17.0
   Amortization of excess
    of cost over net
    assets acquired. . . .     2,538       0.4       2,538     0.4
   Provision for
    postretirement benefits
     other than pension. .       693       0.1         607     0.1
                              ------      ----      ------    ----

    Operating income . . .    31,443       5.0      34,091     5.5

Other expenses:
 Interest expense, net . .    26,464       4.2      25,691     4.1
 (Gain) loss on disposal
  of assets. . . . . . . .        86        --          (6)     --
                              ------      ----      -------   ----
Earnings before income
 taxes . . . . . . . . . .     4,893       0.8       8,406     1.4
Income tax expense . . . .       979       0.2          --      --
                              ------      ----      -------   ----
Net earnings . . . . . . .     3,914       0.6       8,406     1.4
                              ======      ====      =======   ====









(See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                               12 Wks Ended         12 Wks Ended
                              April 25, 1993       April 24, 1994
                              --------------       --------------
Cash flows from operating
 activities:
  Net earnings  . . . . . . .   $  3,914             $   8,406
   Adjustments to reconcile
    net earnings to net cash
    provided(used in) by
    operating activities:
   Depreciation and
    amortization . .  . . . .     18,241                17,228
   Amortization of discounts
    & deferred debt issuance
    costs . . . . . . . . . .      2,263                 2,191
   LIFO charge. . . . . . . .        974                   637
  (Gain) loss on sale of
   assets . . . . . . . . . .         86                    (6)
  Provision for
   postretirement benefits. .        693                   607
Other changes in assets and
 liabilities:
  Accounts receivable . . . .      1,239                 6,163
  Inventories at replacement
   cost . . . . . . . . . . .      2,088                (1,832)
  Prepaid expenses and
   other current assets . . .     (2,403)               (2,103)
  Other assets. . . . . . . .         (8)                 (144)
  Interest payable. . . . . .       (913)                2,765
  Accounts payable and
   accrued liabilities. . . .    (24,357)              (13,257)
  Income taxes payable. . . .        383                   190
  Deferred tax asset. . . . .         --                (1,200)
  Self insurance reserves . .        845                 1,988
  Other liabilities . . . . .       (947)               (4,199)
                                  -------               -------
Cash provided by operating
 activities . . . . . . . . .      2,098                17,434
                                  -------               -------
Cash flows from investing
 activities:
  Capital expenditures. . . .     (8,139)              (13,900)
   Proceeds from sale of
    property, plant and
    equipment . . . . . . . .         28                     5
                                  -------               -------
Cash used in investing
 activities . . . . . . . . .     (8,111)              (13,895)
                                  -------               -------
Cash flows from financing
 activities:
  Capitalized financing
   and acquisition costs. . .     (3,444)                 (295)
   Decrease in bank
    overdrafts. . . . . . . .     (6,261)              (10,130)
   Net borrowings under
    lines-of-credit . . . . .      2,500                    --
   Proceeds from issuance
    of long-term debt . . . .    150,000                    --
   Principal payments on
    long-term debts . . . . .   (150,422)              (17,062)
                                 --------               -------
Cash used in financing
 activities . . . . . . . . .     (7,627)              (27,487)
   Net decrease in cash and
    cash equivalents. . . . .    (13,640)              (23,948)
   Cash and cash equivalents at
    beginning of period . . .     46,192                55,080
                                 --------               -------
Cash and cash equivalents at
 end of period. . . . . . . .   $ 32,552              $ 31,132
                                 ========               =======

(See accompanying notes to unaudited consolidated financial statements)

                            RALPHS GROCERY COMPANY

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

           The interim financial statements included herein have been prepared by Ralphs Grocery Company ("Ralphs" or the "Company") without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, Ralphs believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Ralphs with respect to the interim financial statements, and of the results of Ralphs' operations and cash flows for the twelve weeks ended April 24, 1994 and the results of Ralphs' operations and cash flows for the twelve weeks ended April 25, 1993, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

(2)        Supplemental Cash Flow Information

                                 12 Wks Ended         12 Wks Ended
                                April 25, 1993       April 24, 1994
                                --------------       --------------
 Supplemental cash flow
  disclosure:
   Interest paid, net of
    amounts capitalized. . . . .   $20,227              $18,648
    Income taxes paid. . . . . .   $   600              $ 1,010

        Disclosure of accounting policy:
        --------------------------------

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

(3)     Provision for Income Taxes

        The provision for income taxes for the twelve weeks ended
April 24, 1994 and the twelve weeks ended April 25, 1993 consists of the following:
                                         12 Wks Ended
                                     April 25,    April 24,
                                       1993         1994
                                     --------     --------
Federal Income Taxes . . . . .       $  776        $ 220

State Income Taxes . . . . . .          203          980

Adjustment to Valuation Allowance
 for Deferred Tax Assets . . .           --       (1,200)
                                     -------      -------
Total Income Tax  Provision. .       $  979        $   --
                                     =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Twelve Weeks Ended April 24, 1994 compared with the Twelve Weeks
Ended April 25, 1993.

Sales

     For the first quarter 1994 (the twelve weeks ended April 24, 1994), sales were $616.0 million, a decrease of $16.4 million or 2.6% from the first quarter 1993 (the twelve weeks ended April 25, 1993).

     During the first quarter 1994, Ralphs opened one new store in Riverside County, which replaced a stored closed in the first quarter 1994, and completed two store remodels.

     Comparable store sales decreased 3.9%, which included an increase of 0.4% for replacement store sales, from $619.7 million in the first quarter 1993 to $595.7 million in the first quarter 1994. Ralphs' sales continue to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors. The recession, high unemployment, competitive store openings and pricing and promotional changes contributed to the declines in both total and comparable store sales. The Company believes that store sales levels were also negatively affected by the impact on the consumer of property and income tax payments during the first quarter 1994.

     Ralphs continued to take steps to mitigate the impact of the weak retailing environment in its markets. These actions included continuing the active remodeling program commenced in the fall of 1988. In February, 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices (GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs' shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of over 2,000 products provides value to the customer.

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

     Ralphs is insured for earthquake losses. The pre-tax financial impact, net of insurance claims, is expected to be approximately $11.0 million and the Company reserved for this loss in fiscal year 1993 (the fifty-two weeks ended January 30, 1994).

Cost of Sales
     Cost of sales decreased $15.7 million or 3.2% from $490.0 million in the first quarter 1993 to $474.3 million in the first quarter 1994. As a percentage of sales, cost of sales declined to 77.0% in the first quarter 1994 from 77.5% in the first quarter 1993. The decrease in cost of sales as a percentage of sales was the result of savings in warehousing and distribution costs, the pass-through of increased operating costs and increases in relative margins where allowed by competitive conditions.

Selling, General and Administrative Expense

     Selling, general and administrative expense decreased $3.3 million or 3.1% from $107.7 million in the first quarter 1993 to $104.4 million in the first quarter 1994. As a percentage of sales, selling, general and administrative expense was 17.0% in the first quarter 1993 and in the first quarter 1994. The decrease in selling , general and administrative expense was the result of several factors including a reduction in contributions to the United Food and Commercial Workers health care benefit plans, due to an excess reserve in these plans, business interruption credits relating to earthquake losses reserved for in fiscal year 1993 and the results of cost savings programs instituted by Ralphs. The Company is continuing its expense reduction program. Decreases in selling, general and administrative expense were partially offset by increases in union wage rates and generally higher expenses in the service departments of new and remodeled stores.

Operating Income

     Operating income in the first quarter 1994 increased 8.4% to $34.1 million from $31.4 million in the first quarter 1993. Operating margin, defined as operating income as a percentage of sales, increased in the first quarter 1994 to 5.5% from 5.0% in the first quarter 1993. EBITDA, defined as earnings before interest, taxes, depreciation, amortization, FAS 106 postretirement benefits, gain/loss on disposal of assets and LIFO charges, improved to 8.6% of sales or $52.7 million in the first quarter 1994 from 8.1% of sales or $51.4 million in the first quarter 1993.

Interest Expense

     Net interest expense for the first quarter 1994 was $25.7 million versus $26.4 million for the first quarter 1993. Included as interest expense during the first quarter 1994 was $21.9 million, representing interest expense for the 10 1/4% Senior Subordinated Notes due 2002, the 9% Senior Subordinated Notes due 2003 (the "Initial Notes"), the 9% Series B Senior Subordinated Notes due 2003 (the "Exchange Notes"), a $470.0 million bank facility (consisting of a $350.0 million term loan facility (the "1992 Term Loan Facility") and a $120.0 million working capital facility (the "1992 Working Capital Facility" ) and, together with the 1992 Term Loan Facility, the "1992 Credit Agreement"), promissory notes to Metropolitan Life Insurance Company in the aggregate amount of $175.6 million and interest on capitalized leases. Comparable interest expense for the first quarter
1993 was $22.8 million. Also included in interest expense for the first quarter 1994 period was $3.8 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $3.6 million for the first quarter 1993. Investment income has been offset against interest expense.

Net Earnings

     For the first quarter 1994, Ralphs reported net earnings of $8.4 million compared to net earnings of $3.9 million for the first quarter 1993. The increase in net earnings is primarily the result of increased operating income, lower interest expense resulting from the recapitalization plan and a decrease in income tax expense due to an adjustment in the valuation allowance for deferred tax assets.

     Over the last several years, the Company has been implementing modifications in its workers compensation and general liability insurance programs. Based on preliminary review, the Company believes that these modifications may result in a reduction in self insurance costs for the fiscal year ending January 29, 1995.

Liquidity and Capital Resources

     Ralphs' total long-term debt (including current maturities) at April 24, 1994 was $984.9 million. All mandatory principal reductions required by the various agreements during the twelve weeks ended April 24, 1994 were satisfied. Management believes that operating cash flow, supplemented by capital and operating leases, will be sufficient to meet Ralphs' operating needs and scheduled capital expenditures and will enable Ralphs to service its debt in accordance with its terms. It is possible, however, that additional financing may be required and there can be no assurance that such financing will be available, or, if available, will be on terms favorable to Ralphs.

     Working capital was a deficit of $82.2 million at April 24, 1994. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing and financing activities. Included in working capital was $73.8 million in current maturities of long-term debt. Ralphs' primary sources of liquidity during the twelve weeks ended April 24, 1994 were cash flow from operations, and borrowings under the 1992 Credit Agreement. Cash flow provided from operating activities after payment of interest expense and before capital expenditures was $17.4 million for the twelve weeks ended April 24, 1994. Capital expenditures for the twelve weeks ended April 24, 1994, was $13.9 million.

     The 1992 Working Capital Facility is a $120.0 million credit line which is available for working capital requirements and general corporate purposes. Up to $60.0 million of the 1992 Working Capital Facility may be used to support standby letters of credit and up to $10.0 million in the aggregate may be borrowed on same-day notice as swing-line loans. The letters of credit may be used to cover workers' compensation contingencies and for such other purposes as are permitted under the 1992 Credit Agreement. The 1992 Working Capital Facility is a non-amortizing line of credit available through the earlier of June 30, 1998 or the date the 1992 Credit Agreement is paid in full. Borrowings under the 1992 Working Capital Facility generally are required to be reduced to zero for 30 consecutive days in each period of twelve consecutive months. There were no outstanding borrowings under the Working Capital Facility at the end of the first quarter 1994. The amount available under the 1992 Credit Agreement's working capital facility was $67.6 million at April 24, 1994. Effective May 1, 1994, the letter of credit required by the State of California to support worker's compensation contingencies was increased from $41.7 million to $43.1 million. This increase reduces the amount available under the 1992 Working Capital Facility.

     During the twelve weeks ended April 24, 1994, cash used in investing activities was $13.9 million. This amount reflects increased capital expenditures related to store remodels and new store openings (including store acquisitions) and, to a lesser extent, expansion of other warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     Cash used in financing activities was approximately $27.5 million for the twelve weeks ended April 24, 1994. Reductions of capital lease obligations of $2.5 million reduced cash flow.

     During the twelve weeks ended April 24, 1994 cash provided from operating activities of $17.4 million, cash used in investing activities of $13.9 million and cash used in financing activities of $27.5 million, resulted in a net decrease in cash and cash equivalents of $24.0 million at April 24, 1994 as compared to January 30, 1994.

PART II.  OTHER INFORMATION

     References throughout this report to "the Company" and "Ralphs" shall be deemed to refer to the registrant, Ralphs Grocery Company, and references to "Ralphs Supermarkets" and "the Holding
Company" shall be deemed to refer to Ralphs Supermarkets, Inc., the sole stockholder of Ralphs.

Item 1.    Legal Proceedings

               Not applicable.

Item 2.    Changes in Securities

               Not Applicable.

Item 3.    Defaults upon Senior Securities

               Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.    Other Information

               In February 1994, the Board of Directors of the Company authorized a dividend of $10.0 million to be paid to the Holding Company and the Board of Directors of the Holding Company authorized distribution of this dividend to its shareholders subject to certain restrictive covenants in the instruments governing certain of Ralphs' indebtedness that impose limitation on the declarations or payment of dividends. The 1992 Credit Agreement was amended to allow the payment of the dividend to the Holding Company for distribution to the Holding Company's shareholders. The fee for the amendment was approximately $500,000. The dividend was distributed to the shareholders of the Holding Company subsequent to the first quarter 1994.

Item 6.    Exhibits and Reports on Form 8K

               (a)  Exhibits
                    For the exhibits incorporated by reference and for the exhibits filed as part of this Quarterly Report on Form 10-Q, see the
                    Exhibit Index appearing on page 11 hereof.

               (b)  Reports on Form 8-K.
                    Not applicable.

                                 SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           RALPHS GROCERY COMPANY

                                                 (Registrant)



Date:     June 8, 1994
          ------------


                                             /s/ Alan J. Reed
                                       ____________________________
                                                Alan J. Reed
                                            Senior Vice President,
                                            Chief Financial Officer





                                             /s/ Jan Charles Gray
                                       ____________________________

                                              Jan Charles Gray
                                           Senior Vice President,
                                            General Counsel and
                                                 Secretary




                                            /s/ Robert W. Gossman
                                       ____________________________
                                               Robert W. Gossman
                                            Group Vice President,
                                                  Controller

                    RALPHS GROCERY COMPANY

                     INDEX TO EXHIBITS


The following exhibits are incorporated herein by reference:

Exhibit                                       Incorporated by
No.           Description of Exhibit              Reference
- -------   ---------------------------------    ---------------

4.1       Indenture between Ralphs Grocery     Exhibit 4.3 to
          Company and United States Trust      Registrant's
          Company, as Trustee, dated as of     Quarterly Report
          July 29, 1992, with respect to the   on Form 10-Q dated
          10 1/4% Senior Subordinated Notes    Sept. 1, 1992
          due 2002.                            and filed on
                                               Sept. 2, 1992.


4.2       Indenture between Ralphs Grocery     Exhibit 4.1 to
          Company and United States Trust      Registration
          Company, as Trustee, dated           Statement No.
          as of March 30, 1993                 33-61812 on Form
          (the "1993 Indenture"), with         S-4.
          respect to the Initial Notes
          and Exchange Notes.


4.3       Form of Supplemental Indenture,      Exhibit 4.2 to
          dated as of June 23, 1993, to        Registration
          the 1993 Indenture.                  Statement No.
                                               33-61812 on
                                               Form S-4.