Form 10-Q
period 1994-07-17
RALPHS GROCERY CO
filed 1994-08-31
CIK 836023

                      UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     July 17, 1994
                                    -------------
OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Number of shares of registrant's Common Stock, $1.00 par value, outstanding as of July 17, 1994-100.

                            RALPHS GROCERY COMPANY
                                    INDEX

                                    PART I

                            FINANCIAL INFORMATION



                                                               Page

Item 1.  Financial Statements . . . . . . . . . . . . . . . . .  1

         Unaudited Consolidated Balance Sheets. . . . . . . . .  1

         Unaudited Consolidated Statements of Operations. . . .  2

         Unaudited Consolidated Statements of Cash Flows. . . .  4

         Notes to Unaudited Consolidated Financial Statements .  5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .  6

                                   PART II

OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . 12

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . 12

Item 3.   Defaults upon Senior Securities . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders . 12

Item 5.   Other Information . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports of Form 8-K. . . . . . . . . . . 12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 13

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . 14

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RALPHS GROCERY COMPANY
                 UNAUDITED CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)

                                           January 30,    July 17,
ASSETS                                         1994          1994
- ------                                     -----------    --------
Current Assets:
 Cash and cash equivalents . . . . . .      $55,080       $ 31,136
 Accounts receivable . . . . . . . . .       30,420         37,968
 Inventories . . . . . . . . . . . . .      202,354        206,490
 Prepaid expenses and other current
  assets . . . . . . . . . . . . . . .       18,111         16,190
                                           --------        -------
    Total current assets . . . . . . .      305,965        291,784
 Property, plant and equipment, net. .      601,897        603,217
 Excess of cost over net assets
  acquired, net. . . . . . . . . . . .      376,414        371,339
 Beneficial lease rights, net. . . . .       55,553         51,977
   Deferred debt issuance costs, net .       26,583         23,823
   Deferred income taxes . . . . . . .      109,125        112,325
   Other assets. . . . . . . . . . . .        8,113          8,582
                                         ----------     ----------
         Total assets. . . . . . . . .   $1,483,650     $1,463,047
                                         ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
- -------------------------------------
Current Liabilities:
   Current maturities of long-term
    debt . . . . . . . . . . . . . . .    $  70,975      $  77,095
   Short-term debt . . . . . . . . . .           --         19,000
   Bank overdrafts . . . . . . . . . .       37,716         26,160
   Accounts payable. . . . . . . . . .      138,554        131,390
   Accrued expenses. . . . . . . . . .      101,543        109,560
   Current portion of self-insurance
    reserves . . . . . . . . . . . . .       30,138         28,961
                                           --------       --------
Total current liabilities. . . . . . .      378,926        392,166
   Long-term debt. . . . . . . . . . .      927,909        893,878
   Self-insurance reserves . . . . . .       49,872         47,253
   Lease valuation reserve . . . . . .       32,575         30,934
   Other non-current liabilities . . .       89,299         88,156
                                          ---------      ---------
Total liabilities. . . . . . . . . . .    1,478,581      1,452,387
                                          ---------      ---------
Stockholder's equity:
   Common stock, $1 par value per share
    Authorized 1,000 shares; issued and
    outstanding, 100 shares at January
    30, 1994 and July 17, 1994 . . . .          --             --
   Additional paid in capital. . . . .      175,548        175,548
   Accumulated deficit . . . . . . . .     (170,479)      (164,888)
                                         ----------     ----------
Total stockholder's equity . . . . . .        5,069         10,660
Total liabilities and stockholder's      ----------     ----------
 equity. . . . . . . . . . . . . . . .   $1,483,650     $1,463,047
                                         ==========     ==========

(See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                 12 Wks Ended         12 Wks Ended
                                July  18, 1993       July  17, 1994
                                  $         %          $        %
                                -----    -----       -----    -----
Sales. . . . . . . . . . . . . 629,010   100.0       624,959  100.0
Cost of sales. . . . . . . . . 483,826    77.0       482,074   77.1
                               -------   -----       -------  -----
   Gross profit. . . . . . . . 145,184    23.0       142,885   22.9
   Selling, general and
    administrative expense . . 105,173    16.7       106,795   17.1
   Amortization of excess of
    cost over net assets
    acquired . . . . . . . . .   2,538     0.4         2,537    0.4
   Provision for postretirement
    benefits other than
    pension. . . . . . . . . .     693     0.1           607    0.1
                                ------    ----       -------   ----
    Operating income . . . . .  36,780     5.8        32,946    5.3

Other expenses:
 Interest expense, net . . . .  24,757     3.9        25,725    4.1
 (Gain) loss on disposal of
  assets . . . . . . . . . . .     102      --            36    --
                                ------    -----       ------   ----

Earnings before income taxes .  11,921     1.9         7,185    1.2
Income tax expense . . . . . .    (979)   (0.2)           --    --
                                ------    -----       ------  -----
Net earnings . . . . . . . . .  12,900     2.1         7,185    1.2
                                ======    =====       ======  =====









(See accompanying notes to unaudited consolidated financial statements)

                         RALPHS GROCERY COMPANY

             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (dollars in thousands)


                                24 Wks Ended          24 Wks Ended
                               July  18, 1993        July  17, 1994
                                 $         %           $        %
                               -----    -----       -----     -----

Sales. . . . . . . . . . . .1,261,436   100.0     1,240,945   100.0
Cost of sales. . . . . . . .  973,845    77.2       956,391    77.1
                             --------   -----      --------   -----
   Gross profit. . . . . . .  287,591    22.8       284,554    22.9
   Selling, general and
    administrative expense .  212,906    16.9       211,228    17.0
   Amortization of excess
    of cost over net assets
    acquired . . . . . . . .    5,076     0.4         5,075     0.4
   Provision for postretire-
    ment benefits other than
    pension. . . . . . . . .    1,386     0.1         1,214     0.1
                              -------    ----        ------    ----
    Operating income . . . .   68,223     5.4        67,037     5.4

Other expenses:
 Interest expense, net . . .   51,221     4.1        51,416     4.1
 (Gain) loss on disposal of
  assets . . . . . . . . . .      188      --            30     --
                              -------   -----        ------    ----
Earnings before income
 taxes . . . . . . . . . . .   16,814     1.3        15,591     1.3
Income tax expense . . . . .       --      --            --     --
                              -------   -----        ------    ----
Net earnings . . . . . . . .   16,814     1.3        15,591     1.3
                              =======   =====        ======    ====











(See accompanying notes to unaudited consolidated financial statements)

                     RALPHS GROCERY COMPANY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                               24 Wks Ended         24 Wks Ended
                             July  18, 1993       July  17, 1994
                             --------------       --------------
Cash flows from operating
 activities:
   Net earnings  . . . . . .   $  16,814            $  15,591
   Adjustments to reconcile
    net earnings to net cash
    provided(used in) by
    operating activities:
   Depreciation and
    amortization . . . . . .      34,671               34,513
   Amortization of discounts
    & deferred debt issuance
    costs. . . . . . . . . .       4,511                4,280
   LIFO charge . . . . . . .       1,984                1,279
  (Gain) loss on sale of
   assets. . . . . . . . . .         188                   30
  Provision for postretire-
   ment benefits . . . . . .       1,386                1,214
Other changes in assets and
 liabilities:
  Accounts receivable. . . .        (667)              (7,549)
  Inventories at replacement
   cost. . . . . . . . . . .      12,751               (5,416)
  Prepaid expenses and other
   current assets. . . . . .      (4,276)               1,921
  Other assets . . . . . . .       2,532                 (549)
  Interest payable . . . . .      (6,837)              (3,336)
  Accounts payable and accrued
   liabilities . . . . . . .      (3,639)               6,740
  Income taxes payable . . .         209               (1,550)
  Deferred tax asset . . . .          --               (3,200)
  Self insurance reserves. .       1,394               (3,796)
  Other liabilities. . . . .      (1,173)              (3,387)
                                  -------              -------
Cash provided by operating
 activities. . . . . . . . .      59,848               36,785
                                  -------              -------
Cash flows from investing
 activities:
  Capital expenditures . . .     (21,524)             (24,955)
   Proceeds from sale of
    property, plant and
    equipment. . . . . . . .          45                1,675
                                  -------              -------
Cash used in investing
 activities. . . . . . . . .     (21,479)             (23,280)
                                  -------              -------
Cash flows from financing
 activities:
   Capitalized financing and
    acquisition costs. . . .      (5,219)                (134)
   Decrease in bank
    overdrafts . . . . . . .     (13,274)             (11,556)

   Net borrowings under
    lines-of-credit. . . . .     (31,100)              19,000
   Proceeds from issuance
    of long-term debt. . . .     150,000                   --
   Dividends paid. . . . . .          --              (10,000)
   Principal payments on
    long-term debts. . . . .    (154,247)             (34,759)
                                ---------             --------
Cash used in financing
 activities. . . . . . . . .     (53,840)             (37,449)
   Net decrease in cash and
    cash equivalents . . . .     (15,471)             (23,944)
   Cash and cash equivalents
    at beginning of period .      46,192               55,080
                                ---------             --------
Cash and cash equivalents at
 end of period . . . . . . .    $ 30,721             $ 31,136
                                =========            =========

(See accompanying notes to unaudited consolidated financial statements)

                         RALPHS GROCERY COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)        Basis of Presentation

     The interim financial statements included herein have been prepared by Ralphs Grocery Company ("Ralphs" or the "Company") without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, Ralphs believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Ralphs with respect to the interim financial statements, and of the results of Ralphs' operations for the twenty-four weeks and the twelve weeks ended July 17, 1994 and cash flows for the twenty-four weeks ended July 17, 1994 and the results of Ralphs' operations for the twenty-four weeks and the twelve weeks ended July 18, 1993 and cash flows for the twenty-four weeks ended July 18, 1993, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

(2)        Supplemental Cash Flow Information
                (dollars in thousands)

                                 24 Wks Ended         24 Wks Ended
                                July 18, 1993        July 17, 1994
                                -------------        -------------
 Supplemental cash flow
  disclosure:
    Interest paid, net of
     amounts capitalized . . . .    $47,015            $46,651
    Income taxes paid. . . . . .    $ 2,196            $ 4,750

    Disclosure of accounting policy:
    --------------------------------

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

    Supplemental schedule of noncash investing and financing
    ---------------------------------------------------------
    activities:
    ------------

        Capital lease obligations of approximately $7.2 million and $0.1 million were incurred for the respective twenty-four weeks ended July 17, 1994 and the twenty-four weeks ended July 18, 1993 when the Company entered into lease agreements for new equipment.

(3)        Provision for Income Taxes

     The provision for income taxes for the twelve weeks and the twenty-four weeks ended July 17, 1994 and the twelve weeks and the twenty-four weeks ended July 18, 1993 consists of the following:

                         24 Wks Ended            12 Wks Ended
                       July 18,     July 17,     July 18,  July 17,
                         1993         1994         1993      1994
                       --------     --------     --------  --------

Federal Income Taxes . $  2,783     $   586     $ 2,007    $  366
State Income Taxes . .      727       2,614         524     1,634
Adjustment to Valuation
 Allowance
 for Deferred Tax
  Assets . . . . . . .   (3,510)     (3,200)     (3,510)   (2,000)
                        --------     -------     -------   -------
Total Income Tax  Pro-
 vision. . . . . . . .  $    --     $    --     $  (979)  $    --
                        ========     =======     =======   =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
- ---------------------

Twelve Weeks Ended July 17, 1994 compared with the Twelve Weeks
Ended July 18, 1993.

Sales

     For the second quarter 1994 (the twelve weeks ended July 17, 1994), sales were $625.0 million, a decrease of $4.0 million or 0.6% from the second quarter 1993 (the twelve weeks ended July 18, 1993).

     During the second quarter 1994, Ralphs opened two new stores in Los Angeles County and had one store remodel in progress.

     Comparable store sales decreased 4.4%, which included an increase of 0.3% for replacement store sales, from $626.1 million in the second quarter 1993 to $598.6 million in the second quarter 1994. Ralphs' sales continue to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors. The recession, high unemployment, competitive store openings and pricing and promotional changes contributed to the declines in both total and comparable store sales.

     Ralphs continued to take steps to mitigate the impact of the weak retailing environment in its markets. These actions included continuing the active remodeling program commenced in the fall of 1988. In February, 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices (GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs' shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of over 2,000 products provides value to the customer. In the latter part of the second quarter 1994, Ralphs began more aggressively promoting perishables through weekly ad features and lower prices. In addition, Ralphs increased the number of storewide GLP's. Further, a mailer program was intensified to highlight the perishable pricing and increased GLP's.

Cost of Sales

     Cost of sales decreased $1.7 million or 0.4% from $483.8 million in the second quarter 1993 to $482.1 million in the second quarter 1994. As a percentage of sales, cost of sales increased to 77.1% in the second quarter 1994 from 77.0% in the second quarter 1993. The increase in cost of sales as a percentage of sales was partially offset by savings in warehousing and distribution costs, the pass-through of increased operating costs, increases in relative margins where allowed by competitive conditions and a reduction in self insurance costs.

     Over the last several years, the Company has been implementing modifications in its workers compensation and general liability insurance programs. The Company believes that these modifications have resulted in a significant reduction in self insurance costs for the fiscal year ending January 29, 1995. Based on a review of the results of these modifications by the Company and its actuaries, an adjustment to the accruals for self insurance costs was made during the second quarter 1994 resulting in a reduction of approximately $7.8 million. Of the $7.8 million reduction in self insurance costs, $2.9 million is attributable to cost of sales and $4.9 million to selling, general and administrative expense.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $1.6 million or 1.5% from $105.2 million in the second quarter 1993 to $106.8 million in the second quarter 1994. As a percentage of sales, selling, general and administrative expense increased from 16.7% in the second quarter 1993 to 17.1% in the second quarter 1994. The increase in selling, general and administrative expense was primarily due to increases in union wage rates, increased rent expense resulting from additional new stores, including fixture and equipment financing, and an increase in advertising expense. The increase in selling, general and administrative expense was partially offset by several factors including a reduction in contributions to the United Food and Commercial Workers health care benefit plans, due to an excess reserve in these plans, the reduction in self insurance costs discussed above and the results of cost savings programs instituted by Ralphs. The Company is continuing its expense reduction program.

Operating Income

     Operating income in the second quarter 1994 decreased 10.4% to $32.9 million from $36.8 million in the second quarter 1993. Operating margin, defined as operating income as a percentage of sales, decreased in the second quarter 1994 to 5.3% from 5.8% in the second quarter 1993. EBITDA, defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets and LIFO charges, decreased to 8.2% of sales or $51.5 million in the second quarter 1994 from 8.7% of sales or $54.9 million in the second quarter 1993.



Interest Expense

     Net interest expense for the second quarter 1994 was $25.7 million versus $24.8 million for the second quarter 1993. Included as interest expense during the second quarter 1994 was $22.3 million, representing interest expense for the 10 1/4% Senior Subordinated Notes due 2002, the 9% Senior Subordinated Notes due 2003 (the "Initial Notes"), the 9% Series B Senior Subordinated Notes due 2003 (the "Exchange Notes"), a $470.0 million bank facility (consisting of a $350.0 million term loan facility (the "1992 Term Loan Facility") and a $120.0 million working capital facility (the "1992 Working Capital Facility" ) and, together with the 1992 Term Loan Facility and amendments, the "1992 Credit Agreement"), fee related to amendment of the 1992 Credit Agreement to allow for payment of a dividend, promissory notes to Metropolitan Life Insurance Company in the aggregate amount of $175.4 million, interest on capitalized leases and expense related to a swap agreement. Comparable interest expense for the second quarter 1993 was $21.0 million. Also included in interest expense for the second quarter 1994 period was $3.4 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $3.8 million for the second quarter 1993. Investment income has been offset against interest expense.

Net Earnings

     For the second quarter 1994, Ralphs reported net earnings of $7.2 million compared to net earnings of $12.9 million for the second quarter 1993. The decrease in net earnings is primarily the result of decreased operating income, higher interest expense due to increases in interest rates and an adjustment to income taxes in the second quarter 1993.

Twenty-Four Weeks Ended July 17, 1994 compared with the Twenty-Four Weeks Ended July 18, 1993.

Sales

     For the first two quarters 1994 (the twenty-four weeks ended
July 17, 1994), sales were $1,240.9 million, a decrease of $20.5 million or 1.6% from the first two quarters 1993 (the twenty - four weeks ended July 18, 1993).

     During the first two quarters 1994, Ralphs opened three new stores (two in Los Angeles County and one in Riverside County) and closed one store in conjunction with a new store opening in the same area, completed two store remodels and had one store remodel in progress.

     Comparable store sales decreased 4.1%, which included an increase of 0.3% for replacement store sales, from $1,245.7 million in the first two quarters 1993 to $1,194.3 million in the first two quarters 1994. Ralphs' sales continue to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors. The recession, high unemployment, competitive store openings and pricing and promotional changes contributed to the declines in both total and comparable store sales.

     Ralphs continued to take steps to mitigate the impact of the weak retailing environment in its markets. These actions included continuing the active remodeling program commenced in the fall of 1988. In February, 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices (GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of over 2,000 products provides value to the customer. In the latter part of the second quarter 1994, Ralphs began more aggressively promoting perishables through weekly ad features and lower prices. In addition, Ralphs increased the number of storewide GLP's. Further, a mailer program was intensified to highlight the perishable pricing and increased GLP's.

     On January 17, 1994 an earthquake in Southern California caused considerable damage in Los Angeles and surrounding areas. Several Ralphs supermarkets suffered earthquake damage with 54 stores completely shutdown on the morning of January 17th. Thirty-four stores reopened within one day and an additional 17 stores reopened within three days. Suffering major structural damage were three stores in the San Fernando Valley area of Los Angeles. All three stores have since reopened for business with the last reopening on April 15, 1994. Management believes that there was some negative impact on sales resulting from the temporary disruption of business resulting from the earthquake.

     Ralphs is insured for earthquake losses. The pre-tax financial impact, net of insurance claims, is expected to be approximately $11.0 million and the Company reserved for this loss in fiscal year 1993 (the fifty-two weeks ended January 30, 1994).

Cost of Sales

     Cost of sales decreased $17.4 million or 1.8% from $973.8 million in the first two quarters 1993 to $956.4 million in the first two quarters 1994. As a percentage of sales, cost of sales declined to 77.1% in the first two quarters 1994 from 77.2% in the first two quarters 1993. The decrease in cost of sales as a percentage of sales was the result of savings in warehousing and distribution costs, reductions in self insurance costs, the pass-through of increased operating costs and increases in relative margins where allowed by competitive conditions.

Selling, General and Administrative Expense

     Selling, general and administrative expense decreased $1.7 million or 0.8% from $212.9 million in the first two quarters 1993 to $211.2 million in the first two quarters 1994. As a percentage of sales, selling, general and administrative expense increased from 16.9% in the first two quarters 1993 to 17.0% in the first two quarters 1994. The decrease in selling, general and administrative expense was primarily due to a reduction in contributions to the United Food and Commercial Workers health care benefit plans, due to an excess reserve in these plans, reductions in self insurance costs and the results of cost savings programs instituted by Ralphs. The Company is continuing its expense reduction program. The decrease in selling, general and administrative expense was partially offset by several factors including increases in union wage rates, increased rent expense resulting from new stores, including fixture and equipment financing and increased advertising expense.

Operating Income

     Operating income in the first two quarters 1994 decreased 1.7% to $67.0 million from $68.2 million in the first two quarters 1993. Operating margin, defined as operating income as a percentage of sales, was 5.4% in the first two quarters 1994 and in the first two quarters 1993. EBITDA, defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets and LIFO charges, was 8.4% of sales or $104.1 million in the first two quarters 1994 and 8.4% of sales or $106.3 million in the first two quarters 1993.

Interest Expense

     Net interest expense for the first two quarters 1994 was $51.4 million versus $51.2 million for the first two quarters 1993. Included as interest expense during the first two quarters 1994 was $44.2 million, representing interest expense for the 10 1/4% Senior Subordinated Notes due 2002, the Initial Notes, the Exchange Notes, the 1992 Credit Agreement, fee related to amendment of the 1992 Credit Agreement to allow for payment of a dividend, promissory notes to Metropolitan Life Insurance Company in the aggregate amount of $175.4 million, interest on capitalized leases and expense related to a swap agreement. Comparable interest expense for the first two quarters 1993 was $43.8 million. Also included in interest expense for the first two quarters 1994 period was $7.2 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $7.4 million for the first two quarters 1993. Investment income has been offset against interest expense.

Net Earnings

     For the first two quarters 1994, Ralphs reported net earnings of $15.6 million compared to net earnings of $16.8 million for the
first two quarters 1993.   The decrease in net earnings is
primarily the result of decreased operating income.

Liquidity and Capital Resources

     Ralphs' total long-term debt (including current maturities) at July 17, 1994 was $971.0 million. All mandatory principal reductions required by the various agreements during the twenty-four weeks ended July 17, 1994 were satisfied. Management believes that operating cash flow, supplemented by capital and operating leases, will be sufficient to meet Ralphs' operating needs and scheduled capital expenditures and will enable Ralphs to service its debt in accordance with its terms. It is possible, however, that additional financing may be required and there can be no assurance that such financing will be available, or, if available, will be on terms favorable to Ralphs.

     Working capital was a deficit of $100.4 million at July 17, 1994. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing and financing activities. Included in working capital was $19.0 million in short-term debt and $77.1 million in current maturities of long-term debt. Ralphs' primary sources of liquidity during the twenty-four weeks ended July 17, 1994 were cash flow from operations, and borrowings under the 1992 Credit Agreement. Cash flow provided from operating activities after payment of interest expense and before capital expenditures was $36.8 million for the twenty-four weeks ended July 17, 1994. Capital expenditures for the twenty-four weeks ended July 17, 1994, was $25.0 million.

     The 1992 Working Capital Facility is a $120.0 million credit line which is available for working capital requirements and general corporate purposes. Up to $60.0 million of the 1992 Working Capital Facility may be used to support standby letters of credit and up to $10.0 million in the aggregate may be borrowed on same-day notice as swing-line loans. The letters of credit may be used to cover workers' compensation contingencies and for such other purposes as are permitted under the 1992 Credit Agreement. The 1992 Working Capital Facility is a non-amortizing line of credit available through the earlier of June 30, 1998 or the date the 1992 Credit Agreement is paid in full. Borrowings under the 1992 Working Capital Facility generally are required to be reduced to zero for 30 consecutive days in each period of twelve consecutive months. The amount available under the 1992 Credit Agreement's working capital facility was $67.6 million at July 17, 1994.

     During the twenty-four weeks ended July 17, 1994, cash used in investing activities was $23.3 million. This amount reflects increased capital expenditures related to store remodels and new store openings (including store acquisitions) and, to a lesser extent, expansion of other warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     Cash used in financing activities was approximately $37.4 million for the twenty-four weeks ended July 17, 1994. Reductions of capital lease obligations of $5.6 million and the payment of a $10.0 million dividend (discussed below) reduced cash flow.

     During the twenty-four weeks ended July 17, 1994 cash provided from operating activities of $36.8 million, cash used in investing activities of $23.3 million and cash used in financing activities of $37.4 million, resulted in a net decrease in cash and cash equivalents of $23.9 million at July 17, 1994 as compared to January 30, 1994.

Dividends

     In February 1994, the Board of Directors of the Company authorized a dividend of $10.0 million to be paid to the Holding Company and the Board of Directors of the Holding Company authorized distribution of this dividend to its shareholders subject to certain restrictive covenants in the instruments governing certain of Ralphs' indebtedness that impose limitation on the declarations or payment of dividends. The 1992 Credit Agreement was amended to allow the payment of the dividend to the Holding Company for distribution to the Holding Company's shareholders. The fee for the amendment was approximately $500,000. The dividend was distributed to the shareholders of the Holding Company in the second quarter 1994.

Subsequent Events

     The Company has entered into negotiations with Food 4 Less Supermarkets, Inc., an operator of supermarkets located primarily in Southern California, regarding the possible combination of the two companies. As of August 30, 1994, the companies have not entered into any letter of intent or agreement regarding such possible combination, although the companies have reached understandings regarding substantial aspects of the transaction. There can be no assurance that any letter of intent or definitive agreement will be entered into or, if entered into, that any combination of the companies will be consummated.

Retirement Plan

     During the second quarter 1994, the Company approved and adopted a new non-qualified retirement plan, the Ralphs Grocery Company Retirement Supplement Plan ("Retirement Supplement Plan") effective January 1, 1994 and amended the existing Supplemental Executive Retirement Plan effective April 9, 1994. These changes to the retirement plans were made pursuant to the enactment of the Omnibus Budget Reconciliation Act of 1993.

     Under the provisions of the Retirement Supplement Plan, participants are entitled to receive benefits based on earnings over the indexed amount of $150,000.

     The ultimate impact of these changes in the retirement plans are not expected to have a material effect on the consolidated financial statements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.   Other Information

          Negotiations

               The Company has entered into negotiations with Food 4 Less Supermarkets, Inc., an operator of supermarkets located primarily in Southern California, regarding the possible combination of the two companies. As of August 30, 1994, the companies have not entered into any letter of intent or agreement regarding such possible combination, although the companies have reached understandings regarding substantial aspects of the transaction. There can be no assurance that any letter of intent or definitive agreement will be entered into or, if entered into, that any combination of the companies will be consummated.

          Retirement Plan

               During the second quarter 1994, the Company approved and adopted a new non-qualified retirement plan, the Ralphs Grocery Company Retirement Supplement Plan ("Retirement Supplement Plan") effective January 1, 1994 and amended the existing Supplemental Executive Retirement Plan effective April 9, 1994. These changes to the retirement plans were made pursuant to the enactment of the Omnibus Budget Reconciliation Act of 1993.

               Under the provisions of the Retirement Supplement
          Plan, participants are entitled to receive benefits based on earnings over the indexed amount of $150,000.

               The ultimate impact of these changes in the retirement plans are not expected to have a material effect on the consolidated financial statements.

Item 6.    Exhibits and Reports on Form 8K

               (a)  Exhibits

                    For the exhibits incorporated by reference and
               for the exhibits filed as part of this Quarterly
               Report on Form 10-Q, see the Exhibit Index appearing on page 14 hereof.

               (b)  Reports on Form 8-K.

                    Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     RALPHS GROCERY COMPANY
                                          (Registrant)



Date:     August 31, 1994                 /s/ Alan J. Reed
         ----------------              ______________________
                                             Alan J. Reed
                                        Senior Vice President,
                                       Chief Financial Officer






                                         /s/ Jan Charles Gray
                                        _____________________
                                           Jan Charles Gray
                                         Senior Vice President,
                                      General Counsel and Secretary







                                        /s/ Robert W. Gossman
                                       _______________________
                                          Robert W. Gossman
                                         Group Vice President,
                                               Controller

RALPHS GROCERY COMPANY

INDEX TO EXHIBITS


The following exhibits are incorporated herein by reference:

Exhibit                                             Incorporated by
 No.              Description of Exhibit                Reference
- ------        -------------------------------       ---------------

 4.1  Indenture between Ralphs Grocery Company       Exhibit 4.3 to
      and United States Trust Company, as Trustee,   Registrant's
      dated as of July 29, 1992, with respect to     Quarterly Rprt
      the 10 1/4% Senior Subordinated Notes due      on Form 10-Q
      2002.                                          dated Sept.
                                                     1, 1992 and
                                                     filed on
                                                     Sept. 2, 1992.

4.2   Indenture between Ralphs Grocery Company       Exhibit 4.1 to
      and United States Trust Company, as Trustee,   Registration
      dated as of March 30, 1993 (the "1993          Statement No.
      Indenture"), with respect to the Initial       33-61812 on
      Notes and Exchange Notes.                      Form S-4.


4.3   Form of Supplemental Indenture, dated as       Exhibit 4.2 to
      of June 23, 1993, to the 1993 Indenture.       Registration
                                                     Statement No.
                                                     33-61812 on
                                                     Form S-4.