Form 10-Q
period 1994-10-09
RALPHS GROCERY CO
filed 1994-11-14
CIK 836023

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

       FOR THE QUARTERLY PERIOD ENDED:            OCTOBER 9, 1994

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

                                 (310) 884-9000
              (Registrant's telephone number, including area code)

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

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AS OF OCTOBER 9, 1994-100.

================================================================================

                             RALPHS GROCERY COMPANY
                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                               Page
Item 1.          Financial Statements . . . . . . . . . . . . . . . . . . .      1

                 Unaudited Consolidated Balance Sheets  . . . . . . . . . .      1

                 Unaudited Consolidated Statements of Operations  . . . . .      2

                 Unaudited Consolidated Statements of Cash Flows  . . . . .      4

                 Notes to Unaudited Consolidated Financial Statements . . .      5

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . .      6


                                    PART II

                               OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . .     14

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . .     14

Item 3.          Defaults upon Senior Securities  . . . . . . . . . . . . .     14

Item 4.          Submission of Matters to a Vote of Security Holders  . . .     14

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . .     14

Item 6.          Exhibits and Reports of Form 8-K . . . . . . . . . . . . .     14

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 JANUARY 30,     OCTOBER 9,
ASSETS                                                                              1994            1994
- ------                                                                           ----------      ----------
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .          $   55,080      $   33,305
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .              30,420          45,182
   Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . .             202,354         217,186
   Prepaid expenses and other current assets  . . . . . . . . . . . . .              18,111          18,321
                                                                                 ----------      ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . .             305,965         313,994
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .             601,897         611,642
Excess of cost over net assets acquired, net  . . . . . . . . . . . . .             376,414         368,801
Beneficial lease rights, net  . . . . . . . . . . . . . . . . . . . . .              55,553          50,733
Deferred debt issuance costs, net   . . . . . . . . . . . . . . . . . .              26,583          22,568
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .             109,125         113,639
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,113           9,985
                                                                                 ----------      ----------
         Total assets   . . . . . . . . . . . . . . . . . . . . . . . .          $1,483,650      $1,491,362
                                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------
Current Liabilities:
   Current maturities of long-term debt   . . . . . . . . . . . . . . .          $   70,975      $   79,865
   Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .                  --          37,400
   Bank overdrafts  . . . . . . . . . . . . . . . . . . . . . . . . . .              37,716          35,784
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .             138,554         141,775
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . . . . .             101,543         109,273
   Current portion of self-insurance reserves   . . . . . . . . . . . .              30,138          28,209
                                                                                 ----------       ---------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .             378,926         432,306
   Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .             927,909         883,377
   Self-insurance reserves  . . . . . . . . . . . . . . . . . . . . . .              49,872          46,025
   Lease valuation reserve  . . . . . . . . . . . . . . . . . . . . . .              32,575          30,096
   Other non-current liabilities  . . . . . . . . . . . . . . . . . . .              89,299          84,593
                                                                                 ----------      ----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,478,581       1,476,397
                                                                                 ----------      ----------
Stockholder's equity:
   Common stock, $1 par value per share Authorized
    1,000 shares; issued and outstanding, 100 shares at
    January 30, 1994 and October 9, 1994  . . . . . . . . . . . . . . .                  --              --
   Additional paid in capital   . . . . . . . . . . . . . . . . . . . .             175,548         175,548
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . .            (170,479)       (160,583)
                                                                                 ----------      ----------
Total stockholder's equity  . . . . . . . . . . . . . . . . . . . . . .               5,069          14,965
                                                                                 ----------      ----------
Total liabilities and stockholder's equity  . . . . . . . . . . . . . .          $1,483,650      $1,491,362
                                                                                 ==========      ==========


    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                              12 WKS ENDED              12 WKS ENDED
                                                            OCTOBER 10, 1993           OCTOBER 9, 1994
                                                             $            %              $         %
                                                          -------       -----         -------    -----
Sales . . . . . . . . . . . . . . . . . . . . . . . .     612,786       100.0         615,396    100.0
Cost of sales . . . . . . . . . . . . . . . . . . . .     471,326        76.9         476,617     77.5
                                                          -------       -----         -------    -----

   Gross profit   . . . . . . . . . . . . . . . . . .     141,460        23.1         138,779     22.5
   Selling, general and administrative
     expense  . . . . . . . . . . . . . . . . . . . .     106,511        17.4         104,817     17.0
   Amortization of excess of cost over
     net assets acquired  . . . . . . . . . . . . . .       2,538         0.4           2,538      0.4
   Provision for postretirement benefits
     other than pension . . . . . . . . . . . . . . .         693         0.1             607      0.1
                                                          -------       -----         -------    -----

    Operating income  . . . . . . . . . . . . . . . .      31,718         5.2          30,817      5.0

Other expenses:
 Interest expense, net  . . . . . . . . . . . . . . .      24,527         4.0          25,746      4.2
 (Gain) loss on disposal of assets  . . . . . . . . .         234         0.1             766      0.1
                                                          -------       -----         -------    -----

Earnings before income taxes  . . . . . . . . . . . .       6,957         1.1           4,305      0.7
Income tax expense  . . . . . . . . . . . . . . . . .          --          --              --       --
                                                          -------       -----         -------    -----

Net earnings  . . . . . . . . . . . . . . . . . . . .       6,957         1.1           4,305      0.7
                                                          =======       =====         =======    =====


    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                            36 WKS ENDED              36 WKS ENDED
                                                          OCTOBER 10, 1993           OCTOBER 9, 1994
                                                            $             %             $          %
                                                        ---------       -----       ---------    -----
Sales . . . . . . . . . . . . . . . . . . . . . . . .   1,874,222       100.0       1,856,341    100.0
Cost of sales . . . . . . . . . . . . . . . . . . . .   1,445,171        77.1       1,433,008     77.2
                                                        ---------       -----       ---------    -----

   Gross profit   . . . . . . . . . . . . . . . . . .     429,051        22.9         423,333     22.8
   Selling, general and administrative
     expense  . . . . . . . . . . . . . . . . . . . .     319,417        17.1         316,045     17.0
   Amortization of excess of cost over
     net assets acquired  . . . . . . . . . . . . . .       7,614         0.4           7,613      0.4
   Provision for postretirement benefits
     other than pension . . . . . . . . . . . . . . .       2,079         0.1           1,821      0.1
                                                        ---------       -----       ---------    -----

    Operating income  . . . . . . . . . . . . . . . .      99,941         5.3          97,854      5.3

Other expenses:
 Interest expense, net  . . . . . . . . . . . . . . .      75,748         4.0          77,162      4.2
 (Gain) loss on disposal of assets  . . . . . . . . .         422          --             796       --
                                                        ---------       -----       ---------    -----

Earnings before income taxes  . . . . . . . . . . . .      23,771         1.3          19,896      1.1
Income tax expense  . . . . . . . . . . . . . . . . .          --          --              --       --
                                                        ---------       -----       ---------    -----

Net earnings  . . . . . . . . . . . . . . . . . . . .      23,771         1.3          19,896      1.1
                                                        =========       =====       =========    =====


    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                            36 WKS ENDED            36 WKS ENDED
                                                                          OCTOBER 10, 1993         OCTOBER 9, 1994
                                                                          ----------------         ---------------
Cash flows from operating activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  23,771                $  19,896
   Adjustments to reconcile net earnings to
    net cash provided (used in) by
    operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          51,704                   51,929
   Amortization of discounts and deferred
    debt issuance costs   . . . . . . . . . . . . . . . . . . . . . . .           6,715                    6,322
   LIFO charge    . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,615                    1,897
  (Gain) loss on sale of assets . . . . . . . . . . . . . . . . . . . .             422                      796
  Provision for postretirement benefits . . . . . . . . . . . . . . . .           2,079                    1,821
Other changes in assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .              (7)                 (14,763)
  Inventories at replacement cost . . . . . . . . . . . . . . . . . . .           6,058                  (16,728)
  Prepaid expenses and other current assets . . . . . . . . . . . . . .           1,915                     (210)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,353                   (1,993)
  Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,226)                 (11,089)
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . .            (771)                  23,579
  Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . .              --                   (4,514)
  Self insurance reserves . . . . . . . . . . . . . . . . . . . . . . .           3,860                   (5,776)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,957)                  (7,635)
                                                                               --------                ---------

Cash provided by operating activities . . . . . . . . . . . . . . . . .          89,531                   43,532
                                                                              ---------                ---------

Cash flows from investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .         (46,827)                 (44,544)
   Proceeds from sale of property, plant and
    equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,968                    6,362
                                                                             ----------                ---------

Cash used in investing activities . . . . . . . . . . . . . . . . . . .         (43,859)                 (38,182)
                                                                                -------                 --------

Cash flows from financing activities:
   Capitalized financing and acquisition costs  . . . . . . . . . . . .          (5,717)                    (246)
   Decrease in bank overdrafts  . . . . . . . . . . . . . . . . . . . .            (751)                  (1,932)
   Net borrowings under lines-of-credit   . . . . . . . . . . . . . . .         (31,100)                  37,400
   Proceeds from issuance of long-term debt   . . . . . . . . . . . . .         150,000                       --
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  (10,000)
   Principal payments on long-term debts  . . . . . . . . . . . . . . .        (157,963)                 (52,347)
                                                                               --------                  -------

Cash used in financing activities . . . . . . . . . . . . . . . . . . .         (45,531)                 (27,125)
   Net decrease in cash and cash equivalents  . . . . . . . . . . . . .             141                  (21,775)
   Cash and cash equivalents at beginning of period   . . . . . . . . .          46,192                   55,080
                                                                               --------                  -------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . .        $ 46,333                 $ 33,305
                                                                               ========                 ========

    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by Ralphs Grocery Company ("Ralphs" or the "Company") without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, Ralphs believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Ralphs with respect to the interim financial statements, and of the results of Ralphs' operations for the thirty-six weeks and the twelve weeks ended October 9, 1994 and cash flows for the thirty-six weeks ended October 9, 1994 and the results of Ralphs' operations for the thirty-six weeks and the twelve weeks ended October 10, 1993 and cash flows for the thirty-six weeks ended October 10, 1993, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

(2)      SUPPLEMENTAL CASH FLOW INFORMATION
              (dollars in thousands)

                                                                     36 WKS ENDED         36 WKS ENDED
                                                                   OCTOBER 10, 1993      OCTOBER 9, 1994
                                                                   ----------------      ---------------
 Supplemental cash flow disclosure:
     Interest paid, net of amounts capitalized  . . . . . . . .        $65,148               $65,969
     Income taxes paid  . . . . . . . . . . . . . . . . . . . .        $ 2,196               $ 4,750

     Disclosure of accounting policy:

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Supplemental schedule of noncash investing and financing activities:

         Capital lease obligations of approximately $17.6 million and $0.1 million were incurred for the respective thirty-six weeks ended October 9, 1994 and the thirty-six weeks ended October 10, 1993 when the Company entered into lease agreements for new equipment.

(3)      PROVISION FOR INCOME TAXES

         The provision for income taxes for the thirty-six weeks ended October 10, 1993 and the thirty-six weeks ended October 9, 1994 and for the twelve weeks ended October 10, 1993 and the twelve weeks ended October 9, 1994 consists of the following:

                                                   36 WKS ENDED                    12 WKS ENDED
                                            OCTOBER 10,     OCTOBER 9,     OCTOBER 10,       OCTOBER 9,
                                               1993            1994           1993              1994
                                            -----------     ----------     -----------       ----------
Federal Income Taxes  . . . . . . . . . .    $  3,121         $   836         $  338           $   250
State Income Taxes  . . . . . . . . . . .       1,290           3,678            563             1,064
Adjustment to Valuation Allowance
 for Deferred Tax Assets  . . . . . . . .     (4,411)          (4,514)          (901)           (1,314)
                                             -------          -------         ------           -------
Total Income Tax  Provision . . . . . . .    $    --          $    --         $   --           $    --
                                             =======          =======         ======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Twelve Weeks Ended October 9, 1994 compared with the Twelve Weeks Ended October 10, 1993.

SALES

         For the third quarter 1994 (the twelve weeks ended October 9, 1994), sales were $615.4 million, an increase of $2.6 million or 0.4% from the third quarter 1993 (the twelve weeks ended October 10, 1993).

         During the third quarter 1994, Ralphs opened two new stores (one in Los Angeles County and one in San Diego County) and closed one store (in conjunction with a new store opening in the same area) and completed one store remodel.

         Comparable store sales decreased 3.1%, which included an increase of 0.1% for replacement store sales, from $609.2 million in the third quarter 1993 to $590.1 million in the third quarter 1994. Ralphs' sales continue to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors.

         Ralphs continued to take steps to attempt to mitigate the impact of the weak retailing environment in its markets. These actions included continuing the new store and remodeling program and the Ralphs Savings Plan initiated in February 1994. The Ralphs Savings Plan is a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices (GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs' shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of approximately 2,800 products provides value to the customer. Ralphs continues to aggressively promote perishables through weekly ad features and lower prices.

COST OF SALES

         Cost of sales increased $5.3 million or 1.1% from $471.3 million in the third quarter 1993 to $476.6 million in the third quarter 1994. As a percentage of sales, cost of sales increased to 77.5% in the third quarter 1994 from 76.9% in the third quarter 1993. The increase in cost of sales as a percentage of sales included a one-time charge for Teamsters Union sick pay benefits, pursuant to a new contract ratified in August 1994 with the Teamsters. The total charge was $2.5 million, of which, $2.1 million is included in cost of sales and $0.4 million is included in selling, general and administrative expense. Increases in cost of sales were partially offset by savings in warehousing and distribution costs, the pass-through of increased operating costs, increases in relative margins where allowed by competitive conditions and a reduction in self insurance costs. The reduction in self insurance accruals for the third quarter 1994 was approximately $3.9 million, of which, $1.4 million is included in cost of sales and $2.5 million is included in selling, general and administrative expense.

         Warehousing and distribution cost savings were mainly attributable to Ralphs' automated storage and retrieval system warehouse (the "ASRS") and perishable service center (the "PSC") facilities. The ASRS facility can hold substantially more inventory and requires fewer employees to operate than does a conventional warehouse of equal size. This facility has reduced Ralphs' warehousing costs of non-perishable items markedly, enabling it to take advantage of advance buying opportunities and minimize "out-of-stocks." Ralphs engages in forward-buy purchases to take advantage of special prices or to delay the impact of upcoming price increases by purchasing and warehousing larger quantities of merchandise than immediately required. The PSC facility has consolidated the operations of three existing facilities and holds more inventory than the facilities it replaced, thereby reducing Ralphs' warehouse distribution costs.

         The Company believes that through achieving costs savings and applying effective pricing policies both costs and gross margins can be improved. However, given the highly competitive nature of the Southern California grocery market, such cost and gross margin improvements cannot be assured.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense decreased $1.7 million or 1.6% from $106.5 million in the third quarter 1993 to $104.8 million in the third quarter 1994. As a percentage of sales, selling, general and administrative expense decreased from 17.4% in the third quarter 1993 to 17.0% in the third quarter 1994. The decrease in selling, general and administrative expense was primarily due to a reduction in contributions to the United Food and Commercial Workers ("UFCW") health care benefit plans, due to an excess reserve in these plans, the reduction in self insurance costs described above and the results of cost savings programs instituted by Ralphs. Decreases in expense were partially offset by increases in union wage rates, a one-time charge for Teamsters Union sick pay benefits and increased rent expense resulting from additional new stores, including fixture and equipment financing.

         Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. In both Fiscal 1992 (the fifty-two weeks ended January 31, 1993) and Fiscal 1993 (the fifty-two weeks ended January 30, 1994) the multi-employer pension plan was deemed to be overfunded based upon the collective bargaining agreement then currently in force. During Fiscal 1993 the agreement called for pension benefits which resulted in additional required expense. The UFCW health and welfare benefit plans were overfunded and those employers who contributed to these plans are to receive a pro rata share of the excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs' share of the excess reserve was approximately $24.5 million of which $11.8 million was recognized in Fiscal 1993 and the remainder will be recognized in the fiscal year ending January 29, 1995. In the third quarter 1994 $2.9 million of the excess reserve was recognized.
Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels.

OPERATING INCOME

         Operating income in the third quarter 1994 decreased 2.8% to $30.8 million from $31.7 million in the third quarter 1993. Operating margin, defined as operating income as a percentage of sales, decreased in the third quarter 1994 to 5.0% from 5.2% in the third quarter 1993. EBITDA, defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets, a one-time charge for Teamsters Union sick pay benefits and LIFO charges, increased to 8.5% of sales or $52.0 million in the third quarter 1994 from 8.1% of sales or $49.6 million in the third quarter 1993.

INTEREST EXPENSE

         Net interest expense for the third quarter 1994 was $25.7 million versus $24.5 million for the third quarter 1993. Interest expense increased due to increases in interest rates. Included as interest expense during the third quarter 1994 was $22.3 million, representing interest expense for the 10 1/4% Senior Subordinated Notes due 2002, the 9% Senior Subordinated Notes due 2003 (the "Initial Notes"), the 9% Series B Senior Subordinated Notes due 2003 (the "Exchange Notes"), a $470.0 million bank facility (consisting of a $350.0 million term loan facility (the "1992 Term Loan Facility") and a $120.0 million working capital facility (the "1992 Working Capital Facility" ) and, together with the 1992 Term Loan Facility and amendments, the "1992 Credit Agreement"), promissory notes to Metropolitan Life Insurance Company in the aggregate amount of $175.1 million, interest on capitalized leases and expense related to a swap agreement. Comparable interest expense for the third quarter 1993 was $20.9 million. Also included in interest expense for the third quarter 1994 period was $3.4 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $3.6 million for the third quarter 1993. Investment income, which is immaterial, has been offset against interest expense.

         During Fiscal 1992 the Company entered into an interest rate cap agreement and an interest rate swap agreement. The interest rate cap agreement hedges the interest rate in excess of 6.5% LIBOR on $105.0 million principal amount against increases in the short-term rates. In addition, Ralphs entered into an interest rate swap agreement on $150.0 million notional principal amount. Under the interest rate swap agreement, Ralphs is required to pay interest based on LIBOR at the end of each six month calculation period and Ralphs will receive interest payments based on LIBOR at the beginning of each six month calculation period.

NET EARNINGS

         For the third quarter 1994, Ralphs reported net earnings of $4.3 million compared to net earnings of $7.0 million for the third quarter 1993. The decrease in net earnings is primarily the result of decreased operating income and higher interest expense due to increases in interest rates.

Thirty-Six Weeks Ended October 9, 1994 compared with the Thirty-Six Weeks Ended October 10, 1993.

SALES

         For the first three quarters 1994 (the thirty-six weeks ended October 9, 1994), sales were $1,856.3 million, a decrease of $17.9 million or 1.0% from the first three quarters 1993 (the thirty-six weeks ended October 10, 1993).

         During the first three quarters 1994, Ralphs opened five new stores (three in Los Angeles County, one in San Diego County and one in Riverside County) and closed two stores (in conjunction with new stores opening in the same areas) and completed three store remodels.

         Comparable store sales decreased 3.8%, which included an increase of 0.3% for replacement store sales, from $1,855.0 million in the first three quarters 1993 to $1,784.4 million in the first three quarters 1994. Ralphs' sales continue to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors.

         Ralphs continued to take steps to attempt to mitigate the impact of the weak retailing environment in its markets. These actions included continuing the new store and remodeling program and the Ralphs Savings Plan. In February, 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices (GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of approximately 2,800 products provides value to the customer. In the latter part of the third quarter 1994, Ralphs began more aggressively
promoting perishables through weekly ad features and lower prices.   Further, a
mailer program was intensified to highlight the perishable pricing and increased GLPs.

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

         Ralphs is partially insured for earthquake losses. The pre-tax financial impact, net of insurance claims, is expected to be approximately $11.0 million and the Company reserved for this loss in Fiscal 1993. The gross earthquake loss is approximately $25.3 million and the expected insurance recovery is approximately $14.3 million.

COST OF SALES

         Cost of sales decreased $12.2 million or 0.8% from $1,445.2 million in the first three quarters 1993 to $1,433.0 million in the first three quarters 1994. As a percentage of sales, cost of sales increased to 77.2% in the first three quarters 1994 from 77.1% in the first three quarters 1993. The increase in cost of sales as a percentage of sales included a one-time charge for Teamsters Union sick pay benefits, per a new contract ratified in August 1994 with the Teamsters. The total charge was $2.5 million, of which, $2.1 million is included in cost of sales and $0.4 million is included in selling, general and administrative expense. Increases in cost of sales were partially offset by savings in warehousing and distribution costs, reductions in self insurance costs, the pass-through of increased operating costs and increases in relative margins where allowed by competitive conditions. The reduction in self insurance accruals for the first three quarters 1994 was approximately $11.7 million, of which, $4.3 million is included in cost of sales and $7.4 million is included in selling, general and administrative expense.

         Warehousing and distribution cost savings were mainly attributable to Ralphs' ASRS and PSC facilities. The ASRS facility can hold substantially more inventory and requires fewer employees to operate than does a conventional warehouse of equal size. This facility has reduced Ralphs' warehousing costs of non-perishable items markedly, enabling it to take advantage of advance buying opportunities and minimize "out-of-stocks." Ralphs engages in forward-buy purchases to take advantage of special prices or to delay the impact of upcoming price increases by purchasing and warehousing larger quantities of merchandise than immediately required. The PSC facility has consolidated the operations of three existing facilities and holds more inventory than the facilities it replaced, thereby reducing Ralphs' warehouse distribution costs.

         The Company believes that through achieving cost savings and applying effective pricing policies both costs and gross margins can be improved. However, given the highly competitive nature of the Southern California grocery market, such cost and gross margin improvements cannot be assured.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense decreased $3.4 million or 1.1% from $319.4 million in the first three quarters 1993 to $316.0 million in the first three quarters 1994. As a percentage of sales, selling, general and administrative expense decreased from 17.1% in the first three quarters 1993 to
17.0% in the first three quarters 1994.   The decrease in selling, general and
administrative expense was primarily due to a reduction in contributions to the UFCW health care benefit plans, due to an excess reserve in these plans, reductions in self insurance costs described above and the results of cost savings programs instituted by Ralphs. The Company is continuing its expense
reduction program.   The decrease in selling, general and administrative
expense was partially offset by several factors including increases in union wage rates, a one-time charge for Teamsters Union sick pay benefits and increased rent expense resulting from new stores, including fixture and equipment financing.

         Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. In both Fiscal 1992 and Fiscal 1993 the multi-employer pension plan was deemed to be overfunded based upon the collective bargaining agreement then currently in force. During Fiscal 1993 the agreement called for pension benefits which resulted in additional required expense. The UFCW health and welfare benefit plans were overfunded and those employers who contributed to these plans are to receive a pro rata share of the excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs' share of the excess reserve was approximately $24.5 million of which $11.8 million was recognized in Fiscal 1993 and the remainder will be recognized in the fiscal year ending January 29, 1995. In the first three quarters 1994 $8.7 million of the excess reserve was recognized. Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels.

OPERATING INCOME

         Operating income in the first three quarters 1994 decreased 2.0% to $97.9 million from $99.9 million in the first three quarters 1993. Operating margin, defined as operating income as a percentage of sales, was 5.3% in the first three quarters 1994 and in the first three quarters 1993. EBITDA, defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets, a one-time charge for Teamsters Union sick pay benefits and LIFO charges, increased to 8.4% of sales or $156.1 million in the first three quarters 1994 from 8.3% of sales or $155.9 million in the first three quarters 1993.

INTEREST EXPENSE

         Net interest expense for the first three quarters 1994 was $77.2 million versus $75.7 million for the first three quarters 1993. Interest expense increased due to increases in interest rates. Included as interest expense during the first three quarters 1994 was $66.5 million, representing interest expense for the 10 1/4% Senior Subordinated Notes due 2002, the Initial Notes, the Exchange Notes, the 1992 Credit Agreement, fee related to amendment of the 1992 Credit Agreement to allow for payment of a dividend, promissory notes to Metropolitan Life Insurance Company in the aggregate amount of $175.1 million, interest on capitalized leases and expense related to a swap agreement. Comparable interest expense for the first three quarters 1993 was $64.6 million. Also included in interest expense for the first three quarters 1994 period was $10.7 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $11.1 million for the first three quarters 1993. Investment income, which is immaterial, has been offset against interest expense.

         During Fiscal 1992 the Company entered into an interest rate cap adjustment and an interest rate swap agreement. The interest rate cap agreement hedges the interest rate in excess of 6.5% LIBOR on $105.0 million principal amount against increases in the short-term rates. In addition, Ralphs entered into an interest rate swap agreement on $150.0 million notional principal amount. Under the interest rate swap agreement, Ralphs is required to pay interest based on LIBOR at the end of each six month calculation period and Ralphs will receive interest payments based on LIBOR at the beginning of each six month calculation period.

NET EARNINGS

         For the first three quarters 1994, Ralphs reported net earnings of $19.9 million compared to net earnings of $23.8 million for the first three
quarters 1993.    The decrease in net earnings is primarily the result of
decreased operating income and higher interest expense due to increases in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Ralphs' total long-term debt (including current maturities) at October 9, 1994 was $963.2 million. All mandatory principal reductions required by the various agreements during the thirty-six weeks ended October 9, 1994 were satisfied. Management believes that operating cash flow, supplemented by capital and operating leases, will be sufficient to meet Ralphs' operating needs and scheduled capital expenditures and will enable Ralphs to service its debt in accordance with its terms. It is possible, however, that additional financing may be required and there can be no assurance that such financing will be available, or, if available, will be on terms favorable to Ralphs.

         Working capital was a deficit of $118.3 million at October 9, 1994. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing and financing activities. Included in working capital was $37.4 million in short-term debt and $79.9 million in current maturities of long-term debt. Ralphs' primary sources of liquidity during the thirty-six weeks ended October 9, 1994 were cash flow from operations, and borrowings under the 1992 Credit Agreement. Cash flow provided from operating activities after payment of interest expense and before capital expenditures was $43.5 million for the thirty-six weeks ended October 9, 1994. Capital expenditures for the thirty-six weeks ended October 9, 1994, was $44.5 million.

         The 1992 Working Capital Facility is a $120.0 million credit line which is available for working capital requirements and general corporate purposes. Up to $60.0 million of the 1992 Working Capital Facility may be used to support standby letters of credit and up to $10.0 million in the aggregate may be borrowed on same-day notice as swing-line loans. The letters of credit may be used to cover workers' compensation contingencies and for such other purposes as are permitted under the 1992 Credit Agreement. The 1992 Working Capital Facility is a non-amortizing line of credit available through the earlier of June 30, 1998 or the date the 1992 Credit Agreement is paid in full. Borrowings under the 1992 Working Capital Facility generally are required to be reduced to zero for 30 consecutive days in each period of twelve consecutive months. The amount available under the 1992 Credit Agreement's working capital facility was $67.6 million at October 9, 1994.

         During the thirty-six weeks ended October 9, 1994, cash used in investing activities was $38.2 million. This amount reflects increased capital expenditures related to store remodels and new store openings (including store acquisitions) and, to a lesser extent, expansion of other warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

         Cash used in financing activities was approximately $27.1 million for the thirty-six weeks ended October 9, 1994. Reductions of capital lease obligations of $8.7 million and the payment of a $10.0 million dividend (discussed below) reduced cash flow.

         During the thirty-six weeks ended October 9, 1994 cash provided from operating activities of $43.5 million, cash used in investing activities of $38.2 million and cash used in financing activities of $27.1 million, resulted in a net decrease in cash and cash equivalents of $21.8 million at October 9, 1994 as compared to January 30, 1994.

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

NEGOTIATION UPDATE

        On September 14, 1994 Ralphs parent company, Ralphs Supermarkets, Inc. (the "Holding Company") entered into a definitive Agreement and Plan of Merger (the "Merger") with Food 4 Less, Inc. ("FFL"), Food 4 Less Holdings ("FFL Holdings") and Food 4 Less Supermarkets, Inc. ("FFL Supermarkets"). Pursuant to the terms of the Merger Agreement, Ralphs Supermarkets, Inc. will merge with FFL Supermarkets and become a wholly owned subsidiary of FFL Holdings. Conditions to the consummation of the Merger include, among other things, receipt of regulatory approvals and other necessary consents and the completion of financing for the transactions. The consideration price paid for the Company approximates $1.5 billion, including assumption of debt.

        Upon the effectiveness of the Merger, each outstanding share of common stock, par value $0.01 per share, of the Holding Company will be converted into and become a right to receive (a) approximately $16.61 in cash and (b) approximately $3.91 principal amount of 13% Senior Subordinated Pay-In Kind Debentures due 2006 issued by FFL Holdings (the "Debentures"). This represents aggregate consideration, payable to the stockholders of the Holding Company of $425 million in cash and $100 million initial principal amount of Debentures.

        Upon consummation of the Merger, the operations and activities of Ralphs will be significantly impacted due to conversions of some existing stores to Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation may result in a restructuring charge for the merged entity. The amount of the restructuring charge is not presently determinable due to various factors, including uncertainties inherent in the completion of the Merger; however, the restructuring charge may be material in relation to the stockholders' equity and financial position of Ralphs at October 9, 1994 and to the merged entity.

                          PART II.  OTHER INFORMATION

         References throughout this report to "the Company" and "Ralphs" shall be deemed to refer to the registrant, Ralphs Grocery Company, and references to "Ralphs Supermarkets" and "the Holding Company" shall be deemed to refer to Ralphs Supermarkets, Inc., the sole stockholder of Ralphs.

ITEM 1.      LEGAL PROCEEDINGS

                 In April 1994, the Company was served with a complaint filed by over 240 former employees at Ralphs' bakery in the Atwater district of Los Angeles (the "Bakery Plaintiffs"). The action was commenced in the United States District Court for the Central District of California, and, among other claims, the Bakery Plaintiffs alleged that the Company breached its collective bargaining agreement and violated the Workers Adjustment Retraining Notification Act (the "WARN Act") when it downsized and subsequently closed the bakery. In their complaint, the Bakery Plaintiffs are seeking damages for lost wages and benefits as well as punitive damages. The Bakery Plaintiffs also named the Company and two of its management employees in fraud, conspiracy and emotional distress causes of action. In addition, the Bakery Plaintiffs sued their union local for breach of its duty of fair representation and other alleged misconduct, including fraud and conspiracy. The defendants have answered the complaint and discovery is ongoing. Trial is set for February, 1996, and the Company is vigorously defending this suit. Management believes, based upon its assessment of the facts, that the resolution of this case will not have a material effect on the Company's financial position or results of operations.

ITEM 2.      CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

ITEM 5.      OTHER INFORMATION

                 Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibits

                       For the exhibits incorporated by reference and for the exhibits filed as part of this Quarterly Report on Form 10-Q, see the Exhibit Index appearing on page 16 hereof.

                 (b)   Reports on Form 8-K.

                       On September 14, 1994, Ralphs Supermarkets, Inc. and Food 4 Less Supermarkets, Inc., an operator of supermarkets located primarily in Southern California, entered into a definitive Agreement and Plan of Merger. Pursuant to the terms of the Merger Agreement, Food 4 Less Supermarkets will, subject to certain conditions being satisfied or waived, be merged with and into Ralphs Supermarkets, Inc. and Ralphs Supermarkets, Inc. will survive the merger and become a wholly owned subsidiary of Food 4 Less Holdings, Inc. Conditions to the consummation of the merger include the receipt of regulatory approvals and other necessary consents and the completion of financing.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 RALPHS GROCERY COMPANY
                                                      (Registrant)



Date:     November 14, 1994
       -----------------------



                                                     /s/ Alan J. Reed
                                          --------------------------------------
                                                       Alan J. Reed
                                                   Senior Vice President,
                                                  Chief Financial Officer





                                                   /s/ Jan Charles Gray
                                          --------------------------------------
                                                      Jan Charles Gray
                                                   Senior Vice President,
                                              General Counsel and Secretary





                                                  /s/ Robert W. Gossman
                                          --------------------------------------
                                                   Group Vice President,
                                                        Controller

                             RALPHS GROCERY COMPANY

                               INDEX TO EXHIBITS


The following exhibits are incorporated herein by reference:


EXHIBIT                                                                                       INCORPORATED BY
   NO.                             DESCRIPTION OF EXHIBIT                                        REFERENCE
- -------          ----------------------------------------------------------          ---------------------------------
4.1              Indenture between Ralphs Grocery Company and United States          Exhibit 4.3 to Registrant's
                 Trust Company, as Trustee, dated as of July 29, 1992, with          Quarterly Report on Form 10-Q
                 respect to the 10 1/4% Senior Subordinated Notes due 2002.          dated September 1, 1992 and filed
                                                                                     on September 2, 1992.

4.2              Indenture between Ralphs Grocery Company and United States          Exhibit 4.1 to Registration
                 Trust Company, as Trustee, dated as of March 30, 1993 (the          Statement No. 33-61812 on Form
                 "1993 Indenture"), with respect to the Initial Notes and            S-4.
                 Exchange Notes.


4.3              Form of Supplemental Indenture, dated as of June 23, 1993,          Exhibit 4.2 to Registration
                 to the 1993 Indenture.                                              Statement No. 33-61812 on Form
                                                                                     S-4.