Form 10-K405
period 1995-01-29
RALPHS GROCERY CO
filed 1995-04-27
CIK 836023

===============================================================================




                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-K

(MARK ONE)
/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

FOR THE FISCAL YEAR ENDED:  JANUARY 29, 1995
                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO
COMMISSION FILE NUMBER 33-22998

                                  -----------

                            RALPHS GROCERY COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  -----------

                       DELAWARE                                 31-1241926
           (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
            INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   1100 WEST ARTESIA BOULEVARD, COMPTON, CALIFORNIA,               90220
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                  -----------

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 884-9000

                                  -----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

                                  -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

No voting stock of the registrant is held by non-affiliates of the registrant.

Number of shares of the registrant's Common Stock, $1.00 per value, outstanding as of January 29, 1995--100.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, Registration No. 33-47634, as amended, portions of Registration Statement on Form S-4, Registration No. 33-61812, portions of Annual Report on Form 10-K dated April 29, 1993, portions of Annual Report on Form 10-K dated May 2, 1994, Current Report on Form 8-K dated September 14, 1994 and portions of the Quarterly Report on Form 10-Q dated September 1, 1992, are incorporated by reference into Part IV.


===============================================================================

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

    Founded in 1873, Ralphs Grocery Company ("Ralphs", "RGC" or the "Company") is one of the leading supermarket chains in Southern California. Ralphs operates 173 stores supported by its centrally located and efficient warehousing, distribution and manufacturing facilities. Ralphs is a wholly owned subsidiary of Ralphs Supermarkets, Inc. ("Holding Company"), a Delaware Corporation. The common stock of the Holding Company is held by The Edward J. DeBartolo Corporation - 60.34%; Camdev Properties, Inc. - 12.81%; Bank of Montreal - 10.13%; Banque Paribas - 10.13%; and Federated Department Stores, Inc. - 6.59%.

THE MERGER

    On September 14, 1994, Food 4 Less Supermarkets, Inc. ("Food 4 Less"), Food 4 Less Holdings, Inc. ("Holdings"), and the parent company of Holdings, Food 4 Less, Inc. ("FFL"), entered into a definitive Agreement and Plan of Merger (as amended from time to time, the "Merger Agreement") with Ralphs Supermarkets, Inc. (the "Holding Company") and its stockholders. Pursuant to the terms of the Merger Agreement, Food 4 Less will be merged with and into Holding Company (the "RSI Merger") and Holding Company will continue as the surviving corporation. Food 4 Less is a multiple format supermarket operator that operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest. Immediately following the RSI Merger, Ralphs, which is currently a wholly-owned subsidiary of Holding Company, will merge with and into Holding Company (the "RGC Merger", and together with the RSI Merger, the "Merger"), and Holding Company will change its name to Ralphs Grocery Company (the "New Company"). Prior to the Merger, FFL will merge with and into Holdings, which will be the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Holdings will change its jurisdiction of incorporation by merging with a newly-formed, wholly-owned subsidiary ("New Holdings"), incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger the New Company will become a wholly-owned subsidiary of New Holdings. Agreement has been reached with each of the California Attorney General and the Federal Trade Commission for approval of the Merger. Food 4 Less and Ralphs agreed in a settlement agreement with the Attorney General to divest 27 specific stores in Southern California. Under the agreement, the Company must divest 14 stores by June 30, 1995, and the balance of 13 stores by December 31, 1995.

    In order to consummate the Merger, Food 4 Less has made an Offer to Exchange and Offer to Purchase and Solicit Consents with respect to the holders of the 9% Senior Subordinated Notes ("Old RGC 9% Notes") due April 1, 2003 of Ralphs and the 10 1/4% Senior Subordinated Notes due July 15, 2002 of RGC ("Old RGC 10 1/4% Notes" and together with the Old RGC 9% Notes, the "Old
RGC Notes") (i) to exchange (as so amended and restated, the "Exchange Offers") such Old RGC Notes for New Senior Subordinated Notes due 2005 (the "New Notes") plus a cash payment of $20.00 in cash for each $1,000 principal amount of Old RGC Notes tendered for exchange or (ii) to purchase for cash (the "Cash Offers", and together with the Exchange Offers, the "Offers") Old RGC Notes, for $1,010 in cash per $1,000 principal amount of Old RGC Notes accepted for purchase, in each case, plus accrued and unpaid interest to the date of exchange or purchase. The Offers are subject to the terms and conditions set forth in the Amended and Restated Prospectus and Solicitation Statement filed by Food 4 Less with the Securities and Exchange Commission (the "Prospectus") and which is subject to further changes, including: (1) satisfaction of a minimum tender amount (i.e., at least a majority of the aggregate principal amount of the outstanding Old RGC Notes being validly tendered for exchange for New Notes and not withdrawn pursuant to the Offers prior to the date of expiration); (2) the receipt of the requisite consents to certain amendments to the indentures (the "Indentures") under which the Old RGC Notes were issued (i.e., consents from holders of Old RGC Notes representing at least a majority in aggregate principal amount of each issue of Old RGC Notes held by persons other than Ralphs and its affiliates) on or prior to the date of expiration; (3) the satisfaction or waiver, in Food 4 Less' sole discretion, of all conditions precedent to the Merger; (4) the prior or contemporaneous consummation of other exchange offers, consent solicitations and public offerings contemplated by the Prospectus; and (5) the prior or contemporaneous consummation of the bank financing and the equity investment described in the Prospectus. As a result of the RSI Merger and the RGC Merger, the New Notes and any outstanding Old RGC Notes not tendered in the Offers will be the obligations of the New Company.

    Conditions to the consummation of the RSI Merger include the receipt of necessary consents and the completion of financing of the transaction. The purchase price for Holding Company is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of Holding Company consist of $375 million in cash, $131.5 million principal amount of 13 5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 to be issued to the selling shareholders of Holding Company (the "Seller Debentures") by New Holdings and $18.5 million initial accreted value of 13 5/8% Senior Discount Debentures due 2005 (the "New Discount Debentures"). New Holdings will use the $100 million of cash received from a new equity investment (the "New Equity Investment"), together with the Seller Debentures and the New Discount Debentures, to acquire approximately 48% of the capital stock of Holding Company immediately prior to consummation of the RSI Merger. New Holdings will then contribute the $250 million of purchased shares of Holding Company stock to Food 4 Less, and pursuant to the RSI Merger the remaining shares of Holding Company stock will be acquired for $275 million in cash.

    Standard & Poor's has publicly announced that, upon consummation of the Merger, it intends to assign a new rating to the Old RGC Notes. Such new rating assignment, if implemented, would constitute a Rating Decline pursuant to the Indentures. The consummation of the Merger and the resulting change in composition of the Board of Directors of RGC, together with the anticipated Rating Decline, would constitute a Change of Control Triggering Event under the Indentures. Although RGC does not anticipate that there will be a significant amount of Old RGC Notes outstanding following consummation of the Exchange Offers, upon such a Change of Control Triggering Event, the New Company would be obligated to make the Change of Control Offer following the Merger for all outstanding Old RGC Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

    Due to the increased size, dual format strategy and integration related costs, after giving effect to or in connection with the Merger, RGC believes that its future operating results will not be directly comparable to the historical operating results of RGC. Upon consummation of the Merger, the operations and activities of Ralphs will be significantly impacted due to conversions of some existing stores to Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. The consolidation may result in a restructuring charge for the merged entity. The amount of the restructuring charge is not determinable due to various factors, including uncertainties inherent in the completion of the Merger, however, the restructuring charge may be material in relation to the stockholders' equity and financial position of Ralphs and the merged entity.

    Following the consummation of the Merger, the New Company will be highly leveraged.

BUSINESS OF THE COMPANY

  New Stores and Remodeling

    During the last five fiscal years, Ralphs has opened 46 new stores and remodeled 54 stores at a cost of approximately $277.2 million. A majority of these new and remodeled stores offer expanded produce and European-style seafood departments, service delicatessens, fresh bakeries and a broad selection of general merchandise. With enhanced decor reflecting contemporary interior design, these stores are designed to provide a quality shopping experience. At the end of the year ended January 29, 1995 ("Fiscal 1994"), 92% of Ralphs' stores were newly built or remodeled within the past seven years.

    The history of store openings, closings and remodelings since 1989 is set forth below:

                                                   FISCAL YEAR
                                    ---------------------------------------
                                    1990     1991     1992    1993     1994
                                    ----     ----     ----    ----     ----
Beginning store count . . . . .       142     150     158      159     165
Stores opened . . . . . . . . .        13       9       6        8      10
Stores closed or sold . . . . .         5       1       5        2       2
Ending store count  . . . . . .       150     158     159      165     173
Stores remodeled  . . . . . . .        13       7      23        6       5

    Ralphs selects most new store sites from developers' proposals. The sites, some of which are in high growth areas and others of which are in established areas, are researched and analyzed by Ralphs' personnel. Each site is monitored for population shifts, zoning changes, traffic patterns, nearby new construction and competitors' stores, in an effort to determine sales potential. Ralphs actively participates with developers in order to obtain Ralphs' objectives for the site, including adequate parking and complementary co-tenant mix.

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

    Since it has operated in Southern California for 122 years, Ralphs has many well-established store locations in highly populated metropolitan areas.
Ralphs has pursued a strategy in recent years of acquiring strategic locations in high-growth master-planned communities. In response to the negative impact of the current economic climate on new home sales in Southern California, Ralphs' current new store development program reflects an increased emphasis on attractive development opportunities in more mature, highly populated areas.

    The Company currently plans to open 5 to 7 new stores and remodel 2 stores in fiscal 1995. Most of the new stores anticipated for fiscal 1995 are expected to open in the Fall. Management believes that operating cash flow, supplemented by capital and operating leases, should be sufficient to meet Ralphs' operating needs and scheduled capital expenditures.

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

    Ralphs stocks between 20,000 and 30,000 merchandise items in its stores. Management believes that Ralphs offers a substantial supermarket product selection and that this is a significant aspect of its marketing offering. Ralphs emphasizes name-brand grocery products; quality and freshness in its produce, meat, seafood, delicatessen and bakery products; and broad selection in all departments. Service delicatessen departments are present in 172, on-premises bakery facilities are present in 161, floral departments are present in 173 and European-style seafood departments are present in 157 of Ralphs' stores.

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

    In February 1994, Ralphs launched the Ralphs Savings Plan, a new marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices (GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs' shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of over 2,800 products provides value to the customer. Private label sales represented 18.5% of sales (excluding meat, service delicatessen and produce items) at fiscal year-end.

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

  Distribution and Warehouse Operations

    Ralphs' distribution and warehouse facilities are all located in Southern California. In Fiscal 1994, approximately 82% of goods supplied to Ralphs' stores were provided through its own warehouse and distribution facilities; the remaining 18% were delivered directly by vendors to the stores. In November 1987, Ralphs opened a 17 million cubic foot highrise automated storage and retrieval system ("ASRS") warehouse for non-perishable items, at a cost of approximately $50.0 million. This facility significantly increased capacity and improved the efficiency of Ralphs' warehouse operations. The automated warehouse has a ground floor area of 170,000 square feet and capacity of approximately 50,000 pallets. Guided by computer software, ten-story high cranes move pallets from the receiving dock to programmed locations in the ASRS warehouse, while recording the location and time of storage. Goods are retrieved and delivered by the cranes to conveyors leading to the adjacent grocery "picking" warehouse where individual store orders are filled and shipped.

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

    As part of its distribution operations Ralphs operates a modern fleet of 191 tractors and 531 trailers, of which 181 tractors and 226 trailers are leased, with the remainder being owned by Ralphs.

  Manufacturing

    Food products manufactured or processed by Ralphs accounted for estimated sales of $322.3 million (11.8% of total sales) during Fiscal 1994. Wholesale sales to third parties of manufactured or processed products were approximately $2.1 million for the same period. By manufacturing or processing certain products, Ralphs is able to improve its merchandising mix, resulting in higher operating margins and enhanced quality control.

    Ralphs' manufacturing operations produce a variety of dairy and other products, including fluid milk, ice cream, yogurt and bottled waters and juices as well as packaged ice, cheese and salad preparations. Ralphs contracts with meat processors to provide a full line of whole and prefabricated cuts. Ralphs ceased operating its bakery operations during the second quarter of Fiscal 1993 at its 102,000 square foot facility in Los Angeles in conjunction with an increased emphasis on in-store bakeries. The Company provided a restructuring charge of approximately $7.1 million and $2.4 million during the year ended January 31, 1993 ("Fiscal 1992") and the year ended January 30, 1994 ("Fiscal 1993"), respectively, to record the costs of closing the bakery operation. The following table sets forth information concerning Ralphs' other manufacturing and processing facilities, all of which are owned:

          FACILITY                BUILDING SQ. FEET     LOCATION
          ========                =================     ========
    Milk processing   . . . .           28,000           Compton
    Ice cream processing  . .            9,000           Compton
    Delicatessen kitchen  . .           23,000           Compton

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

    Ralphs competes with several large supermarket chains, including Vons, Lucky Stores, Alpha Beta Markets, Hughes and Stater Brothers, and with other smaller supermarket chains, as well as independent grocery stores and warehouse club/discount merchandisers. Certain of Ralphs' competitors are larger in terms of capital and sales volume and may have greater financial resources and access to capital than does Ralphs.

  Employees

    At January 29, 1995, Ralphs had 6,213 full-time and 8,940 part-time employees as follows:

                                         UNION     NONUNION      TOTAL
                                        ======     ========     ======
    Hourly  . . . . . . . . . . . .     13,854         245      14,099
    Salaried  . . . . . . . . . . .         --       1,054       1,054
                                        ------       -----      ------
        Total employees   . . . . .     13,854       1,299      15,153
                                        ======       =====      ======

    Of Ralphs' 15,153 total employees at January 29, 1995, 13,854 were covered by union contracts principally with the UFCW. The table below sets forth information regarding Ralphs' union contracts which cover more than 100 employees.

                  UNION                   NUMBER OF EMPLOYEES COVERED      DATE OF EXPIRATION
     ------------------------------     ------------------------------     ------------------
     UFCW                               10,723 clerks and meatcutters      October 6, 1996
     International Brotherhood of
       Teamsters                        1,675 drivers and warehousemen     September 13, 1998
     Hotel Employees and Restaurant
       Employees                        977                                September 10, 1995
     Hospital and Service
       Employees                        328 Los Angeles                    January 19, 1997
                                        67 San Diego                       April 20, 1997


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

ITEM 2.  PROPERTIES

     Ralphs owns the locations of 45 and leases the locations of 128 of its 173 supermarkets. It owns 11 and leases five of its 16 distribution, warehouse and administrative facilities. Ralphs owns its three manufacturing and processing facilities. Ralphs' properties are located in six Southern California counties (Los Angeles, Orange, Ventura, San Bernardino, Riverside and San Diego). See
Note 6 of the Notes to Consolidated Financial Statements of Ralphs included elsewhere in this Form 10-K. Ralphs believes that its properties are adequately maintained and are adequate for its business needs.

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

The number of stores and facilities operated and the square feet of space at January 29, 1995 consisted of:

                                                              UNITS     GROSS SPACE    SELLING SPACE
                                                              =====     ===========    =============
                                                                               (IN THOUSANDS)

  Stores  . . . . . . . . . . . . . . . . . . . . . . . .       173        7,057.9          5,109.8
  Distribution, warehouse and administrative facilities .        16        1,693.0               --
  Manufacturing and processing facilities . . . . . . . .         3           60.0               --
                                                                ---        -------          -------
      TOTAL . . . . . . . . . . . . . . . . . . . . . . .       192        8,810.9          5,109.8
                                                                ===        =======          =======

The number of stores by size classification as of January 29, 1995 is as follows:

                                      AVERAGE        AVERAGE
  NO. OF                               GROSS         SELLING
  STORES     GROSS SQUARE FEET     SQUARE FEET     SQUARE FEET
  ------     -----------------     -----------     -----------
     3        20,300 -- 25,000        21,867          16,709
    15        25,001 -- 30,000        27,926          19,725
    31        30,001 -- 35,000        32,958          24,191
    32        35,001 -- 40,000        37,254          27,053
    61        40,001 -- 45,000        43,237          31,424
    18        45,001 -- 50,000        46,271          33,404
    13        50,001 -- 84,280        68,400          48,466

ITEM 3.  LEGAL PROCEEDINGS

    In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14, and December 23, 1992, respectively. The Court has yet to certify any of these classes. A demurrer to the complaints was denied. Notwithstanding that it believes there is no merit to these cases, Ralphs had reached an agreement in principle to settle them. However, no settlement agreement has been signed. The Company does not believe that the resolution of these cases will have a material adverse effect on its future financial condition. Any settlement would be subject to court approval.

    On March 25, 1991, George A. Koteen Associates Inc. ("Koteen Associates") commenced an action in San Diego Superior Court alleging that Ralphs breached an alleged utility rate consulting agreement. In December 1992, a jury returned a verdict of approximately $4.9 million in favor of Koteen Associates and in March 1993, attorney's fees and certain other costs were awarded to the plaintiff. Ralphs has appealed the judgment and fully reserved in Fiscal 1992 against an adverse ruling by the appellate courts.

    In April 1994, Ralphs was served with a complaint filed by over 240 former employees at Ralphs' bakery in the Atwater district of Los Angeles (the "Bakery Plaintiffs"). The action was commenced in the United States District Court for the Central District of California, and, among other claims, the Bakery Plaintiffs alleged that Ralphs breached its collective bargaining agreement and violated the Workers Adjustment Retraining Notification Act (the "WARN Act") when it downsized and subsequently closed the bakery. In their complaint, the Bakery Plaintiffs are seeking damages for lost wages and benefits as well as punitive damages. The Bakery Plaintiffs also named Ralphs and two of its management employees in fraud, conspiracy and emotional distress causes of action. In addition, the Bakery Plaintiffs sued their union local for breach of its duty of fair representation and other alleged misconduct, including fraud and conspiracy. The defendants have answered the complaint and discovery is ongoing. Trial is set for February, 1996, and Ralphs is vigorously defending this suit. Management believes, based on its assessment of the facts, that the resolution of this case will not have a material effect on the Company's financial position or results of operations.

    In addition, Ralphs is a defendant in a number of other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on Ralphs' financial position or results of operations.

  California Settlement Agreement

    On December 14, 1994, Food 4 Less and Ralphs entered into a Settlement Agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims the State of California asserted against Ralphs and Food 4 Less relating to the effects of the Merger on supermarket competition in Southern California (the "State Claims").
Without admitting any liability in connection with the State Claims, Food 4 Less and Ralphs agreed in the Settlement Agreement to divest 27 specific stores in Southern California. Under the Settlement Agreement, the New Company must divest 14 stores by June 30, 1995, and the balance of 13 stores by December 31, 1995. The New Company also agreed not to acquire new stores from third parties in the six Southern California areas specified in the Settlement Agreement for five years following the date of the Settlement Agreement. If the New Company fails to divest the required stores by the two dates set forth in the Settlement Agreement, the New Company has agreed not to object to the appointment of a trustee to effect the required sales. The Settlement Agreement also requires the New Company to pay the reasonable fees and costs of attorneys and experts of the State of California associated with its review.

  Environmental Matters

    In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that Ralphs conduct a subsurface characterization of Ralphs' Atwater property. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the San Fernando Valley. Significant parts of the San Fernando Valley, including the area where Ralphs' Atwater property is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning the Atwater property. Since that time, the Regional Board has requested further investigations by Ralphs. Ralphs has conducted the requested investigations and has reported the results to the Regional Board.
Approximately 25 companies have entered into a Consent Order (EPA Docket No. 94-11) with the EPA to investigate and design a remediation system for contaminated groundwater beneath an area which includes the Atwater property. Ralphs is not a party to that Consent Order, but is cooperating with requests of the subject companies to allow installation of monitoring or recovery wells on Ralphs' property. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

    Ralphs has removed underground storage tanks and remediated soil contamination at the Atwater property. In some instances the removals and the contamination were associated with grocery business operations; in others they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the Atwater property, management does not believe that the costs of remediating such contamination will be material to the Company.

    Apart from the Atwater property, the Company has recently had environmental assessments performed on a significant portion of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations

    Ralphs has incurred approximately $4.5 million in non-recurring capital expenditures for conversion of refrigerants during 1994. Other than these expenditures, Ralphs has not incurred material capital expenditures for environmental controls during the previous three years, nor does management anticipate incurring such expenditures during the current fiscal year or the succeeding fiscal year.

    Ralphs is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.

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

    (c)  Dividends.

    In February 1994, the Board of Directors of the Company authorized a dividend of $10.0 million to be paid to the Holding Company and the Board of Directors of the Holding Company authorized distribution of this dividend to its shareholders subject to certain restrictive covenants in the instruments governing certain of Ralphs' indebtedness that impose limitation on the declarations or payment of dividends. Ralphs' credit agreement, entered into in 1992 (the "1992 Credit Agreement") was amended to allow the payment of the dividend to the Holding Company for distribution to the Holding Company's shareholders. The fee for the amendment was approximately $500,000. The dividend was distributed to the shareholders of the Holding Company in the second quarter of 1994.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents historical selected financial data derived from the audited financial statements of the Company for the fiscal years ended February 3, 1991, February 2, 1992, January 31, 1993, January 30, 1994 and January 29, 1995. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Financial Statements and related notes thereto, included elsewhere in this Form 10-K.

                                                  YEAR         YEAR        YEAR         YEAR          YEAR
                                                  ENDED        ENDED       ENDED        ENDED         ENDED
                                                 FEB. 3,      FEB. 2,     JAN. 31,     JAN. 30,      JAN. 29,
                                                 1991(A)       1992         1993         1994          1995
                                                ========     ========     ========     ========      ========
                                                                   (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA:
  Sales . . . . . . . . . . . . . . . . . . .   $2,799.1     $2,889.2     $2,843.8     $2,730.2      $2,724.6
  Cost of sales . . . . . . . . . . . . . . .    2,225.4      2,275.2      2,217.2      2,093.7       2,101.0
                                                --------     --------     --------     --------      --------

    Gross profit  . . . . . . . . . . . . . .      573.7        614.0        626.6        636.5         623.6
  Selling, general & administrative
   expenses . . . . . . . . . . . . . . . . .      438.0        459.2        470.0        471.0         467.0
  Provision for equity appreciation
   rights . . . . . . . . . . . . . . . . . .       15.3         18.3           --           --            --
  Amortization of excess of cost over net
   assets acquired  . . . . . . . . . . . . .       11.0         11.0         11.0         11.0          11.0
  Provision for restructuring(b)  . . . . . .         --           --          7.1          2.4            --
  Provision for tax indemnification payments
   to Federated . . . . . . . . . . . . . . .         --         10.0           --           --            --
                                                --------     --------     --------     --------      --------

  Operating income(loss)  . . . . . . . . . .      109.4        115.5        138.5        152.1         145.6
   Other (income) expenses:
    Interest  . . . . . . . . . . . . . . . .      128.5        130.2        125.6        108.8         112.7
    (Gain)loss on disposal of assets  . . . .        6.4         13.0(c)       2.6          1.9           0.8

    Provision for legal settlement  . . . . .         --           --          7.5           --            --
    Provision for earthquake
     losses (d) . . . . . . . . . . . . . . .         --           --           --         11.0            --
                                                --------     --------     --------     --------      --------

 Earnings(loss) before income taxes,
  cumulative effect of change in accounting
  and extraordinary item  . . . . . . . . . .      (25.5)       (27.7)         2.8         30.4          32.1
 Income tax expense (benefit) . . . . . . . .       12.8         13.5          8.3       (108.0)(e)        --
                                                --------     --------     --------     --------      --------
 Earnings(loss) before cumulative effect of
  change in accounting and extraordinary
  item  . . . . . . . . . . . . . . . . . . .      (38.3)       (41.2)        (5.5)       138.4          32.1
 Cumulative effect of change in accounting
  for postretirement benefits other than
  pensions  . . . . . . . . . . . . . . . . .      (13.1)          --           --           --            --
                                                --------     --------     --------     --------      --------
 Earnings(loss) before extraordinary
  item  . . . . . . . . . . . . . . . . . . .      (51.4)       (41.2)        (5.5)       138.4          32.1
 Extraordinary item--debt refinancing, net
  of tax benefit of $4.2  . . . . . . . . . .         --           --        (70.6)          --            --
                                                --------     --------     --------     --------      --------
 Net earnings (loss)  . . . . . . . . . . . .   $  (51.4)    $  (41.2)    $  (76.1)    $  138.4      $   32.1
                                                ========     ========     ========     ========      ========

 Ratio of earnings to fixed charges (f) . . .         --(g)        --(g)      1.02         1.24          1.24
                                                ========     ========     ========     ========      ========

OPERATING AND OTHER DATA:
 EBITDA (as defined) (h)  . . . . . . . . . .   $  207.0     $  225.8     $  227.3     $  230.2      $  230.2
 EBITDA margin (i)  . . . . . . . . . . . . .        7.4%         7.8%         8.0%         8.4%          8.4%
 Depreciation and amortization (j)  . . . . .   $   75.2     $   76.6     $   76.9     $   74.5      $   76.0
 Capital expenditures . . . . . . . . . . . .   $   87.6     $   50.4     $  102.7     $   62.2      $   64.0

 Ratio of EBITDA (as defined) to interest
   expense  . . . . . . . . . . . . . . . . .       1.61         1.73         1.81         2.12          2.04
 Ratio of EBITDA (as defined) to cash
  interest expense(k) . . . . . . . . . . . .       1.76         1.95         2.15         2.48          2.36
 Ratio of total debt to EBITDA (as defined) .       4.78         4.18         4.53         4.34          4.42

STORE DATA:
 Stores open at end of period (l) . . . . . .        150          158          159          165           173
 Number of remodels (l) . . . . . . . . . . .         13            7           23            6             5
 Sales per selling square foot (l)(m) . . . .   $    649     $    628     $    617     $    567      $    533

BALANCE SHEET DATA (END OF PERIOD):
 Total assets . . . . . . . . . . . . . . . .   $1,406.4     $1,357.6     $1,388.5     $1,483.7      $1,509.9
 Total debt (n) . . . . . . . . . . . . . . .      989.1        944.9      1,029.8        998.9       1,018.5
 Stockholder's equity (deficit) . . . . . . .   $  (16.0)    $  (57.2)    $ (133.3)    $    5.1      $   27.2

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

(e) Includes recognition of $109.1 million of deferred income tax benefit and $1.1 million, current income tax expense for Fiscal 1993 (See Note 11 of the Notes to Consolidated Financial Statements).

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

(g) Earnings before income taxes, cumulative effect of change in accounting, extraordinary item and fixed charges were insufficient to cover fixed charges for fiscal 1990 and 1991 by $25.5 million and $27.7 million, respectively.

(h) "EBITDA", as defined and presented historically, represents net earnings before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, provisions for equity appreciation rights, tax indemnification payments to Federated Department Stores, Inc. (See Item 13. "Certain Relationships and Related Transactions"), postretirement benefits, the LIFO provision, extraordinary item relating to debt refinancing, provision for legal settlement, provision for restructuring, reserves for earthquake losses , a one-time charge for Teamsters Union sick pay benefits, transition expense and loss on disposal of assets. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of Ralphs' operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(i)  EBITDA (as defined) margin represents EBITDA as a percentage of sales.

(j) For fiscal 1990, 1991, 1992, 1993 and 1994 the amount includes amortization of the excess of cost over net assets acquired of $11.0 million, $11.0 million, $11.0 million, $11.0 million and $11.0 million, respectively.

(k) Excludes charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges which are categorized by Ralphs as non-cash interest expense.

(l)  Data relating to stores is expressed in actual numbers.

(m) Sales per selling square foot are based on total store selling square footage at the end of the fiscal year.

(n) Total debt includes long-term debt, current maturities of long-term debt, capital lease obligations, short-term debt and redeemable preferred stock.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MERGER

     On September 14, 1994, Food 4 Less Holdings, and FFL, entered into a Merger Agreement with Holding Company and its stockholders. Pursuant to the terms of the Merger Agreement, and the RSI Merger Food 4 Less will be merged with and into Holding Company and Holding Company will continue as the surviving corporation. Food 4 Less is a multiple format supermarket operator that operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest. Immediately following the RSI Merger, the RGC Merger will occur and Ralphs, which is currently a wholly-owned subsidiary of Holding Company, will merge with and into Holding Company, and Holding Company will change its name to Ralphs Grocery Company. Prior to the Merger, FFL will merge with and into Holdings, which will be the surviving corporation. Immediately following the FFL Merger, Holdings will change its jurisdiction of incorporation by merging with New Holdings, a newly-formed, wholly-owned subsidiary, incorporated in Delaware. As a result of the Merger, the FFL Merger and the Reincorporation Merger the New Company will become a wholly-owned subsidiary of New Holdings. Agreement has been reached with each of the California Attorney General and the Federal Trade Commission for approval of the Merger. Food 4 Less and Ralphs agreed in a settlement agreement with the Attorney General to divest 27 specific stores in Southern California. Under the agreement, the Company must divest 14 stores by June 30, 1995, and the balance of 13 stores by December 31, 1995.

     The aggregate purchase price, payable to the stockholders of the Holding Company in connection with the Merger, consists of $375 million in cash, $131.5 million initial principal amount of Seller Debentures due 2007 issued by FFL Holdings and $18.5 million initial accreted value of New Discount Debentures due 2005.

     Standard & Poor's has publicly announced that, upon consummation of the Merger, it intends to assign a new rating to the Old RGC Notes. Such new rating assignment, if implemented, would constitute a Rating Decline pursuant to the Indentures. The consummation of the Merger and the resulting change in composition of the Board of Directors of RGC, together with the anticipated Rating Decline would constitute a Change of Control Triggering Event under the Indentures. Although RGC does not anticipate that there will be a significant amount of Old RGC Notes outstanding following consummation of the Exchange Offers, upon such a Change of Control Triggering Event, the New Company would be obligated to make the Change of Control Offer following the Merger for all outstanding Old RGC Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

     Due to the increased size, dual format strategy and integration related costs, after giving effect to or in connection with the Merger, RGC believes that its future operating results will not be directly comparable to the historical operating results of RGC. Upon consummation of the Merger, the operations and activities of Ralphs will be significantly impacted due to conversions of some existing stores to Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation may result in a restructuring charge for the merged entity. The amount of the restructuring charge is not determinable due to various factors, including uncertainties inherent in the completion of the Merger, however, the restructuring charge may be material in relationship to the stockholders' equity and financial position of Ralphs and the merged entity.

    Following the consummation of the Merger, the New Company will be highly weighted.

REGIONAL ECONOMIC CONDITIONS

     In recent periods Ralphs has been affected by the adverse economic conditions that have existed in Southern California since approximately 1991. These conditions were exacerbated by the substantial layoffs in the defense and aerospace industries and by the civil unrest in Los Angeles in April, 1992. In addition, management estimates that approximately eight million square feet of supermarket selling space has been added in Southern California over the past five years. As a result of these factors and general deflationary pressures in certain food product categories, Ralphs has experienced declining comparable store sales in recent periods. Over the last three fiscal years Ralphs' total sales declined by 4.2%. Despite these adverse sales trends, however, the Company has improved its profitability over the same period. In addition, comparable store sales declines have begun to moderate in recent periods, which is consistent with data indicating a mild recovery in the Southern California economy. Management believes that it is well positioned to take advantage of improvements in the regional economy and growing population and to compete effectively in the Southern California marketplace.

     The following discussion of Ralphs' financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                                       YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                    JANUARY 31, 1993      JANUARY 30, 1994      JANUARY 29, 1995
                                                    $(000)       %        $(000)       %        $(000)       %
                                                   ========    =====     ========    =====     ========    =====
INCOME STATEMENT DATA:
Sales . . . . . . . . . . . . . . . . . . . . .    $2,843.8    100.0     $2,730.2    100.0     $2,724.6    100.0
Cost of sales . . . . . . . . . . . . . . . . .     2,217.2     78.0      2,093.7     76.7      2,101.0     77.1
                                                   --------    -----     --------    -----     --------    -----
    Gross profit  . . . . . . . . . . . . . . .       626.6     22.0        636.5     23.3        623.6     22.9
Selling, general and administrative
 expenses . . . . . . . . . . . . . . . . . . .       470.0     16.5        471.0     17.2        467.0     17.2
Amortization of excess of cost over net
 assets acquired  . . . . . . . . . . . . . . .        11.0      0.4         11.0      0.4         11.0      0.4
Provision for restructuring (a) . . . . . . . .         7.1      0.2          2.4      0.1           --       --
                                                   --------    -----     --------    -----     --------    -----
    Operating Income  . . . . . . . . . . . . .       138.5      4.9        152.1      5.6        145.6      5.3
Other expenses:
  Interest  . . . . . . . . . . . . . . . . . .       125.6      4.4        108.8      4.0        112.7      4.1
  Loss on disposal of assets  . . . . . . . . .         2.6      0.1          1.9      0.1          0.8      0.0
  Provision for legal settlement  . . . . . . .         7.5      0.3           --       --           --       --
  Provision for earthquake losses (b) . . . . .          --       --         11.0      0.4           --       --
                                                   --------    -----     --------    -----     --------    -----
Earnings(loss) before
 income taxes, and extraordinary item . . . . .         2.8      0.1         30.4      1.1         32.1      1.2
Income tax expense (benefit)  . . . . . . . . .         8.3      0.3       (108.0)    (4.0)          --       --
                                                   --------    -----     --------    -----     --------    -----
Earnings(loss) before extraordinary item  . . .        (5.5)    (0.2)       138.4      5.1         32.1      1.2
Extraordinary item--debt refinancing, net
 of tax benefit of $4.2 . . . . . . . . . . . .       (70.6)    (2.5)          --       --           --       --
                                                   --------    -----     --------    -----     --------    -----
   Net earnings(loss) . . . . . . . . . . . . .    $  (76.1)    (2.7)    $  138.4      5.1     $   32.1      1.2
                                                   ========    =====     ========    =====     ========    =====
OTHER DATA:
EBITDA (as defined) (c) . . . . . . . . . . . .    $  227.3      8.0     $  230.2      8.4     $  230.2      8.4
Depreciation and amortization(d)  . . . . . . .        76.9      2.7         74.5      2.7         76.0      2.8
LIFO charge . . . . . . . . . . . . . . . . . .         1.1      0.0         (2.1)    (0.1)         2.1      0.1

(a) Charge for expenses relating to closing of central bakery operation.

(b) Represents reserve for losses, net of insurance claims, resulting from January 17, 1994 Southern California earthquake.

(c) "EBITDA", as defined and presented historically, represents net earnings before taking into consideration interest expense, income tax expense, depreciation expense, amortization expense, postretirement benefits, the LIFO provision, extraordinary item relating to debt refinancing, provision for legal settlement, provision for restructuring, reserves for earthquake losses , a one-time charge for Teamsters Union sick pay benefits, transition expense and loss on disposal of assets. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of Ralphs' operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d) For the fiscal years ended 1992, 1993 and 1994 the amount includes amortization of excess cost over net assets acquired of $11.0 million, $11.0 million and $11.0 million, respectively.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 29, 1995 WITH RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 30, 1994.

  Sales

    For the fifty-two weeks ended January 29, 1995, ("Fiscal 1994"), sales were $2,724.6 million, a decrease of $5.6 million or 0.2% from the fifty-two weeks ended January 30, 1994 ("Fiscal 1993"). During Fiscal 1994, Ralphs opened ten new stores (four in Los Angeles County, three in Orange County, one in San Diego County and two in Riverside County), closed two stores (in conjunction with new stores opening in the same areas), and completed five store remodels. Comparable store sales decreased 3.7%, which included an increase of 0.3% for replacement store sales, from $2,707.9 million in Fiscal 1993 to $2,606.4 million in Fiscal 1994. Ralphs sales continued to be adversely affected by the continuing softness of the economy in Southern California, continuing competitive new store and remodeling activity and recent pricing and promotional changes by competitors. Ralphs continued to take steps to mitigate the impact of the weak retailing environment in its markets, which included continuing its own new store and remodeling program and initiating the Ralphs Savings Plan in February 1994, a new marketing campaign specifically designed to enhance customer value.

    On January 17, 1994, an earthquake in Southern California caused considerable damage in Los Angeles and surrounding areas. Several Ralphs supermarkets suffered earthquake damage, with 54 stores closed on the morning of January 17th. Thirty-four stores reopened within one day and an additional 17 stores reopened within three days. Three stores in the San Fernando Valley area of Los Angeles suffered major structural damage. All three stores have since reopened for business, with the last reopening on April 15, 1994. Management believes that there was some negative impact on sales resulting from the temporary disruption of business resulting from the earthquake. Ralphs is partially insured for earthquake losses. The pre-tax financial impact, net of expected insurance recoveries, is expected to be approximately $11.0 million and Ralphs reserved for this loss in Fiscal 1993. The gross earthquake loss is approximately $25.3 million and the expected insurance recovery is approximately $14.3 million.

    Cost of Sales

    Cost of sales increased $7.3 million or 0.3% from $2,093.7 million in Fiscal 1993 to $2,101.0 million in Fiscal 1994. As a percentage of sales, cost of sales increased to 77.1% in Fiscal 1994 from 76.7% in Fiscal 1993. The increase in cost of sales as a percentage of sales included a one-time charge for Teamsters Union sick pay benefits pursuant to a new contract ratified in August 1994 with the Teamsters. The total charge was $2.5 million, of which $2.1 million was included in cost of sales and $0.4 million in selling, general and administrative expense. Increases in cost of sales were partially offset by savings in warehousing and distribution costs, reductions in self-insurance costs, pass-throughs of increased operating costs and increases in relative margins where allowed by competitive conditions.

    Warehousing and distribution cost savings were primarily attributable to Ralphs' ASRS and PSC facilities along with the ongoing implementation of new computer-controlled programs and labor standards that improved distribution productivity. The ASRS facility can hold substantially more inventory and requires fewer employees to operate than does a conventional warehouse of equal size. This facility has reduced Ralphs' warehousing costs of non-perishable items markedly, enabling it to take advantage of advance buying opportunities and minimize "out-of-stocks." Ralphs engages in forward-buy purchases to take advantage of special prices or to delay the impact of upcoming price increases by purchasing and warehousing larger quantities of merchandise than immediately required. The PSC facility has consolidated the operations of three existing facilities and holds more inventory than the facilities it replaced, thereby reducing Ralphs' warehouse distribution costs.

    Over the last several years, Ralphs has been implementing modifications in its workers compensation and general liability insurance programs. Ralphs believes that these modifications have resulted in a significant reduction in self-insurance costs for Fiscal 1994. Based on a review of the results of these modifications by Ralphs and its actuaries, adjustments to the accruals for self-insurance costs were made during Fiscal 1994 resulting in a reduction of approximately $18.9 million. Of the total $18.9 million reduction in self-insurance costs, $7.5 million is included in cost of sales and $11.4 million is included in selling, general and administrative expenses.

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A") decreased $4.0 million or 0.8% from $471.0 million in Fiscal 1993 to $467.0 million in Fiscal 1994. As a percentage of sales, SG&A was 17.2% in Fiscal 1993 and 17.2% in Fiscal 1994. The decrease in SG&A was primarily due to a reduction in contributions to the United Food and Commercial Workers Union ("UFCW") health care benefit plans, due to an excess reserve in these plans, a reduction in self-insurance costs, as discussed above, and the results of cost savings programs instituted by Ralphs. Ralphs is continuing its expense reduction program. The decrease in SG&A was partially offset by several factors including increases in union wage rates, a one-time charge for Teamsters Union sick pay benefits, as discussed above, transition expense relating to the Merger ($1.4 million) and increased rent expense resulting from new stores, including fixture and equipment financing.

    Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. In both Fiscal 1992 and Fiscal 1993 the multi-employer pension plan was deemed to be overfunded based upon the collective bargaining agreement then currently in force. During Fiscal 1993 the agreement called for pension benefits which resulted in additional required expense. The UFCW health and welfare benefit plans were overfunded and those employers who contributed to these plans received a prorata share of excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs' share of the excess reserve was approximately $24.5 million of which $11.8 million was recognized in Fiscal 1993 and the remainder, $12.7 million, was recognized in Fiscal 1994. Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels.

    Operating Income

    Operating income in Fiscal 1994 decreased 4.3% to $145.6 million from $152.1 million in Fiscal 1993. Operating margin, defined as operating income as a percentage of sales, was 5.3% in Fiscal 1994 compared to 5.6% in Fiscal 1993. EBITDA, defined as net earnings before interest expense, income tax expense (benefit), depreciation and amortization expense, provision for postretirement benefits, provision for LIFO expense, gain or loss on disposal of assets, transition expense and a one-time charge for Teamsters Union sick pay benefits, was 8.4% of sales or $230.2 million in Fiscal 1994 and 8.4% of sales or $230.2 million in Fiscal 1993.

  Net Interest Expense

    Net interest expense for Fiscal 1994 was $112.7 million versus $108.8 million for Fiscal 1993. Net interest expense increased primarily as a result of increases in interest rates. Included as interest expense during Fiscal 1994 was $97.4 million, representing interest expense on existing debt obligations, capitalized leases and a swap agreement. Comparable interest expense for Fiscal 1993 was $92.8 million. Also included in net interest expense for Fiscal 1994 was $15.3 million representing certain other charges related to amortization of debt issuance costs, self-insurance discounts, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $16.0 million for Fiscal 1993. Investment income, which is immaterial, has been offset against interest expense. The continuation of higher interest rates subsequent to the end of Fiscal 1994 has continued to increase interest expense and adversely affect Ralphs' net income.

  Net Earnings

    For Fiscal 1994, Ralphs reported net earnings of $32.1 million compared to net earnings of $138.4 million for Fiscal 1993. The decrease in net earnings is primarily the result of decreased operating income, higher interest expense due to increased interest rates, the recognition of $109.1 million of deferred income tax benefit in Fiscal 1993 partially offset by $11.0 million recorded for earthquake losses in Fiscal 1993.

  Other

    In February 1994, the Board of Directors of Ralphs authorized a dividend of $10.0 million to be paid to the Holding Company, and the Board of Directors of the Holding Company authorized distribution of this dividend to its shareholders subject to certain restrictive covenants in the instruments governing certain of Ralphs' indebtedness that impose limitations on the declaration or payment of dividends. The 1992 Credit Agreement was amended to allow for the payment of the dividend to the Holding Company for distribution to the Holding Company's shareholders. The fee for the amendment was approximately $500,000, which was included in interest expense for the period. The dividend was distributed to the shareholders of the Holding Company in the second quarter of Fiscal 1994.

COMPARISON OF RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 30, 1994 WITH RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 31, 1993.

  Sales

    Sales in Fiscal 1993 were $2,730.2 million, a decrease of $113.6 million or 4.0% compared to the fifty-two weeks ended January 31, 1993 ("Fiscal 1992"). During Fiscal 1993, Ralphs opened eight new stores, four in Los Angeles County, two in Orange County and two in Riverside County, and remodeled six stores.
Two of the eight new stores replaced the two stores closed during the fiscal year. Comparable store sales decreased 5.8%, which included an increase of 0.6% for the replacement stores, from $2,823.4 million to $2,659.3 million in Fiscal 1993. Ralphs' sales continued to be adversely affected by the significant recession in Southern California, continuing competitive new store and remodeling activity and pricing and promotion changes by competitors.

  Cost of Sales

    Cost of sales decreased $123.5 million or 5.6% from $2,217.2 million in Fiscal 1992 to $2,093.7 million in Fiscal 1993. As a percentage of sales, cost of sales declined to 76.7% in Fiscal 1993 from 78.0% in Fiscal 1992. The decrease in cost of sales as a percentage of sales was the result of savings in warehousing and distribution costs, the pass-through of increased operating costs and increases in relative margins where allowed by competitive conditions.

  Selling, General and Administrative Expenses

    SG&A increased $1.0 million or 0.2% from $470.0 million in Fiscal 1992 to $471.0 million in Fiscal 1993. As a percentage of sales, SG&A increased from 16.5% in Fiscal 1992 to 17.2 % in Fiscal 1993. The increase in SG&A as a percentage of sales was the result of several factors including the soft sales environment. Increases in expense were partially offset by cost savings programs instituted by Ralphs.

    Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. In both Fiscal 1992 and Fiscal 1993 the UFCW multi-employer pension plan was deemed to be overfunded based upon the collective bargaining agreement then currently in force. During Fiscal 1993 the agreement called for pension benefits which resulted in additional required expense. The UFCW health and welfare benefit plans were overfunded and those employers who contributed to these plans are to receive a prorata share of the excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs' share of the excess reserve was approximately $24.5 million of which $11.8 million was recognized in Fiscal 1993 and the remainder will be recognized in the fiscal year ending January 29, 1995. The change in health and welfare plan expenses resulted from the $11.8 million credit associated with the collective bargaining agreement as well as a reduction in the current year plan expense due to the overfunded status of the plan. Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels. Partially offsetting the reductions of health and welfare maintenance payments was a $6.0 million contract ratification bonus paid by Ralphs at the conclusion of contract negotiations with the UFCW in Fiscal 1993. The $6.0 million contract ratification payment was an item separate from either of these plans.

  Operating Income

    Operating income in Fiscal 1993 increased to $152.1 million from $138.5 million in Fiscal 1992, a 9.8% increase. Operating margin increased in Fiscal 1993 to 5.6% from 4.9% in Fiscal 1992. This increase was primarily the result of the aforementioned improvements in Ralphs' cost of sales percentage. EBITDA, defined as net earnings before interest expense, income tax expense (benefit), depreciation and amortization expense, postretirement benefits, the LIFO charge, extraordinary item relating to debt refinancing, provision for legal settlement, provision for restructuring, provision for earthquake losses and loss on disposal of assets, improved to $230.2 million or 8.4% of sales in Fiscal 1993 from $227.3 million or 8.0% of sales in Fiscal 1992.

  Net Interest Expense

    Net interest expense for Fiscal 1993 was $108.8 million, compared to $125.6 million for Fiscal 1992. The reduction in net interest expense was attributable to the refinancing and defeasance of Ralphs 14% Senior Subordinated Debentures due 2000 (the "14% Debentures") with the proceeds from issuance of the Old Ralphs 9% notes as the final step in a recapitalization plan initiated on July 30, 1992. Cash interest expense during Fiscal 1993 was $92.8 million compared to $105.5 million in Fiscal 1992. Also included in interest expense for Fiscal 1993 was $16.0 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $20.1 million for Fiscal 1992. Investment income which is immaterial, has been offset against interest expense.

  Earthquake Losses

    Several Ralphs stores suffered earthquake damage from the January 17, 1994 earthquake in Southern California and 54 stores were completely shutdown on the morning of January 17th. Management believes that there was some negative impact on sales resulting from the temporary disruption of business resulting from the earthquake. Ralphs is partially insured for earthquake losses. The pre-tax financial impact, net of expected insurance recoveries, is expected to be approximately $11.0 million and Ralphs reserved for this loss in Fiscal 1993. The gross earthquake loss is approximately $25.3 million and the expected insurance recovery is approximately $14.3 million.

  Income Taxes

    In Fiscal 1993, Ralphs recorded the incremental impact of The Omnibus Budget Reconciliation Act of 1993 on net deductible temporary differences and Ralphs increased its deferred income tax assets by a net amount of $109.1 million. Income tax expense (benefit) for Fiscal 1993 includes recognition of $109.1 million of deferred income tax benefit and $1.1 million current income tax expense for Fiscal 1993. See Note 11 of Notes to Ralphs Consolidated Financial Statements.

 Net Earnings

    In Fiscal 1993, Ralphs reported net earnings of $138.4 million compared to a net loss of $76.1 million for Fiscal 1992. This increase in net earnings was primarily the result of Ralphs' recognition of $109.1 million of deferred income tax benefit for Fiscal 1993 and the following items recorded in Fiscal 1992: (1) an extraordinary charge, net of tax benefit, of $70.6 million relating to Ralphs' recapitalization plan, (2) a provision of $7.1 million made for expenses related to the closure of the central bakery operation (an additional charge of $2.4 million was recorded in Fiscal 1993) and (3) a provision of $7.5 million made for the maximum loss under a judgment rendered against Ralphs.

LIQUIDITY AND CAPITAL RESOURCES

    The Merger, which is subject to, among other things, the completion of the financing for the transaction and the receipt of necessary consents, will require the issuance of significant additional equity by New Holdings, the issuance of new debt securities by the merged company and Holdings and the incurrence of additional bank financing by the merged company. The equity issuance would be made to a group of investors led by Apollo Advisors, L.P., which has committed to purchase up to $140 million in New Holdings equity. The issuance of new debt securities would be in the form of senior notes of the merged company up to $295 million and subordinated notes up to $200 million, and a bank financing to be made pursuant to a commitment by Bankers Trust Company to provide up to $1,075 million in such financing. In connection with the receipt of new financing, the merged company and New Holdings will be required to complete certain exchange offers, consent solicitations and/or other transactions with the holders of the currently outstanding debt securities. The transaction will also require the assumption of approximately $160 million of other existing indebtedness of the Food 4 Less and Ralphs. The proceeds of the foregoing financings will be used to acquire the outstanding stock of Ralphs, to repay certain existing indebtedness, and to pay fees and expenses in connection with the Merger and related transactions. The Holding Company purchase price is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of Ralphs consists of $375 million in cash, $131.5 million initial principal amount of 13 5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 to be issued by Holdings and $18.5 million initial accreted value of 13 5/8% Senior Discount Debentures due 2005. In addition, the merged company will enter into an agreement with a stockholder of Ralphs pursuant to which such stockholder will act as a consultant to the merged company with respect to certain real estate and general commercial matters for a period of five years from the closing of the Merger in exchange for the payment of a consulting fee.

    Ralphs' total long-term debt (including current maturities) at January 29, 1995 was $967.0 million. All mandatory principal reductions required by the various agreements were satisfied during Fiscal 1994. Management believes that operating cash flow, supplemented by capital and operating leases, should be sufficient to meet Ralphs' operating needs and scheduled capital expenditures and will enable Ralphs to service its debt in accordance with its terms; provided, however, that as more fully described below the Company currently anticipates that at the end of the second quarter of 1995 it may be out of compliance with certain maintenance covenants contained in the 1992 Credit Agreement. The Company intends to seek the necessary waivers from its lenders should these events of non-compliance ultimately occur but there is no assurance that such waivers will be granted, or, if granted, will be on terms acceptable to the Company. Furthermore, it is possible that additional financing may be required and there is no assurance that such financing will be available, or, if available, will be on terms acceptable to the Company.

    Working capital was a deficit of $119.5 million at January 29, 1995. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing and financing activities. Included in working capital was $84.0 million in current maturities on long-term debt and $51.5 million in short-term debt. Ralphs' primary sources of liquidity during Fiscal 1994 were cash flow from operations and borrowings under the 1992 Credit Agreement. Cash flow provided from operating activities after payment of interest expense and before capital expenditures was $55.4 million for Fiscal 1994. Capital expenditures for Fiscal 1994 were $64.0 million.

    In Fiscal 1993, the Company recorded the incremental impact of The Omnibus Budget Reconciliation Act of 1993 on deductible temporary differences and increased its deferred income tax assets by a net amount of $109.1 million. In Fiscal 1994, an additional $3.4 million was recorded to reflect deductible
temporary differences.   The Company believes it is more likely than not that
the recorded net deferred tax asset will be realized (see Note 11 of the Notes to Consolidated Financial Statements).

    The 1992 Working Capital Facility is a $120.0 million credit line which is available for working capital requirements and general corporate purposes. Up to $60.0 million of the 1992 Working Capital Facility may be used to support standby letters of credit and up to $10.0 million in the aggregate may be borrowed on same-day notice as swing-line loans. The letters of credit may be used to cover workers' compensation contingencies and for such other purposes as are permitted under the 1992 Credit Agreement. The 1992 Working Capital Facility is a non-amortizing line of credit available through the earlier of June 30, 1998 or the date the 1992 Credit Agreement is paid in full. As of January 29, 1995, $52.4 million of letters of credit and $51.5 million in borrowings were outstanding, with $16.1 million available under the working capital credit line. The 1992 Credit Agreement requires Ralphs to reduce its working capital credit line to zero for 30 consecutive days annually. The current annual period extends from July 1 to June 30. The Company has not yet complied with this annual covenant. The Company intends to either satisfy this covenant by June 30, 1995 or seek to obtain the necessary waiver from its lenders, if such event of non-compliance ultimately occurs but there is no assurance that such waiver will be granted, or, if granted, will be on terms acceptable to the Company. At January 29, 1995, Ralphs is in compliance with all its 1992 Credit Agreement restrictive covenants. The Company currently anticipates that it may be out of compliance with certain other maintenance covenants at the end of the second quarter of 1995. The Company intends to seek the necessary waivers from its lenders should these events of non-compliance ultimately occur, but there is no assurance that such waivers will be granted, or, if granted, will be on terms acceptable to the Company.

    The Company anticipates that its fiscal 1995 working capital and capital expenditure requirements will be fulfilled through either existing credit agreements or through obtaining additional working capital or permanent financing. However, if the Merger is not consummated there is no assurance that such financing will be available, or, if available, will be on terms acceptable to the Company.

    During Fiscal 1994 cash used in investing activities was $50.8 million. This amount reflects increased capital expenditures related to store remodels and new store openings (including store acquisitions) and, to a lesser extent, expansion of other warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

    Cash used in financing activities was approximately $24.6 million for
Fiscal 1994.   Reductions of capital lease obligations of $12.2 million and the payment of a $10.0 million dividend reduced cash flow.

    During Fiscal 1994 cash provided from operating activities of $55.4 million, cash used in investing activities of $50.8 million and cash used in financing activities of $24.6 million, resulted in a net decrease in cash and cash equivalents of $20.0 million at January 29, 1995 as compared to January 30, 1994.

    In recent years, Ralphs has utilized capital leases and off-balance sheet financing to fund a portion of its capital expenditures. Cash used in investing activities was $45.5 million for Fiscal 1993 and $102.5 million for Fiscal 1992. Cash provided from operating activities amounted to $104.0 million for Fiscal 1993 and $53.7 million for Fiscal 1992.

     Annual principal payments and maturities are as follows (in thousands):

                                             FISCAL       FISCAL       FISCAL       FISCAL       FISCAL       THERE-
                                              1995         1996         1997         1998         1999        AFTER
                                            ========     ========     ========     ========     ========     ========
1992 Credit Agreement . . . . . . . . .     $ 65,000     $ 70,000     $ 70,000     $ 40,000     $      0     $      0
Mortgage Notes  . . . . . . . . . . . .        2,075        2,353        2,421        2,415      167,370            0
9% Senior Subrodinated Notes  . . . . .            0            0            0            0            0      150,000
10 1/4% Senior Subordinated Notes . . .            0            0            0            0            0      300,000
Capitalized leases  . . . . . . . . . .       13,151       11,911       12,350       11,190        8,030       32,452
Other senior debt . . . . . . . . . . .        3,763        2,528            0            0            0            0
                                            --------     --------     --------     --------     --------     --------
  Total . . . . . . . . . . . . . . . .     $ 83,989     $ 86,792     $ 84,771     $ 53,605     $175,400     $482,452
                                            ========     ========     ========     ========     ========     ========


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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2

Consolidated Balance Sheets at January 30, 1994 and
    January 29, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3

Years ended January 31, 1993, January 30, 1994 and
    January 29, 1995:

        Consolidated Statements of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .       F-4

        Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . .       F-5

        Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . .       F-6

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .       F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure during the applicable periods.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided with respect to the directors and executive officers of Ralphs as of May 1, 1995.

                                                                                 YEARS OF RALPHS SERVICE
                                                                             ===============================
      NAME                       AGE      POSITION                           MANAGERIAL POSITIONS      TOTAL
==============================   ===      ============================       ====================      =====
Byron E. Allumbaugh              63       Chairman, Chief Executive                   36                 36
                                          Officer and Director
Alfred A. Marasca                53       President, Chief Operating                  30                 38
                                          Officer and Director
Terry Peets                      50       Executive Vice President                    18                 18
Edmund Kevin Davis               41       Senior Vice President, Marketing            14                 20
R. Alexander Detrick             53       Senior Vice President,                      20                 20
                                          Corporate Strategy and
                                          Development
Alan G. Gray                     58       Senior Vice President,                      34                 44
                                          Administration
Jan Charles Gray                 47       Senior Vice President,                      20                 31
                                          General Counsel and Secretary
Lee R. Mueller                   54       Senior Vice President,                      33                 39
                                          Store Operations
Alan J. Reed                     48       Senior Vice President & Chief               22                 22
                                          Financial Officer
Jane Rice                        53       Senior Vice President & Chief               11                 11
                                          Information Officer
Mary Louise Wakefield            53       Senior Vice President, Human                20                 35
                                          Resources and EEO Officer
James A. Warren                  60       Senior Vice President,                      33                 39
                                          Distribution & Manufacturing
Lynn Davenport                   54       Director
Edward J. DeBartolo, Jr.         48       Director
Anthony W. Liberati              62       Director
G.William Miller                 70       Director
Edward W. Muransky               35       Director
David M. Petrone                 50       Director
Richard S. Sokolov               45       Director
Marie Denise DeBartolo York      44       Director

    The Board of Directors is classified into three classes, each class to have as equal a number of directors as possible. The Class A directors, Messrs. DeBartolo, Jr., Liberati, Sokolov and Mrs. DeBartolo York have been elected for a term that expires at the annual meeting of stockholders in 1995, the Class B directors, Messrs. Miller and Petrone, have been elected for a term that expires at the annual meeting of stockholders in 1996, and the Class C directors, Messrs. Allumbaugh, Davenport, Marasca and Muransky have been elected for a term that expires at the annual meeting of stockholders in 1997. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting will be elected for a three-year term.

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

    Mr. Davis has been Senior Vice President, Marketing since September 1994. He was Senior Vice President, Sales and Merchandising from February 1994 to September 1994, Group Vice President, Sales and Merchandising from 1992 to February 1994 and Vice President of Sales and Advertising from 1988 to 1992.

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

    Mr. Mueller has been Senior Vice President, Store Operations since 1993. He was Group Vice President, Store Operations from 1985 to 1993.

    Mr. Reed has been Senior Vice President and Chief Financial Officer since 1988. He was Senior Vice President, Finance from 1985 to 1988 and Vice President, Finance from 1983 to 1985.

    Ms. Rice has been Senior Vice President and Chief Information Officer since February 1994. She was Group Vice President, Management Information Systems from 1993 to February 1994, Vice President, Management Information Services from 1992 to 1993 and Vice President, Information Services from 1988 to 1992.

    Ms. Wakefield has been Senior Vice President, Human Resources and EEO Officer since August 1994. She was Group Vice President, Human Resources and EEO Officer from February 1994 to August 1994 and Vice President, Human Resources from 1987 to 1994.

    Mr. Warren has been Senior Vice President, Distribution and Manufacturing since 1993. He was Group Vice President, Distribution from 1986 to 1993.

    Mr. Davenport has been a Director since June 1994. Since January 1995 he has been a Director and since 1994 has been Senior Vice President and Chief Financial Officer of The Edward J. DeBartolo Corporation. Mr. Davenport serves as a Director of J.W. O'Connor & Co., Inc.

    Mr. DeBartolo, Jr., has been a Director since 1992. Since April 1994 he has been Chairman of the Board and a Director of the DeBartolo Realty Corporation. Since 1994 he has been President and Chief Executive Officer, from 1979 to 1994 he was President and Chief Administrative Officer and since 1973 he has been a Director of The Edward J. DeBartolo Corporation.

    Mr. Liberati has been a Director since 1992. Since April 1994 he has been a Director of the DeBartolo Realty Corporation. Since December 1994 he has been the Executive Vice President, Chief Operating Officer, from 1982 to 1994 he was the Executive Vice President, Corporate Planning/Finance and since 1982 he has been a Director of The Edward J. DeBartolo Corporation. Mr. Liberati serves as a Director of Pennsylvania Capital Bank.

    Mr. Miller has been a Director since 1990. Since 1983 he has been Chairman of G. William Miller & Co., Inc., a merchant banking firm. He is a former Secretary of the U.S. Treasury and a former Chairman of the Federal Reserve Board, and has served as Chairman and Chief Executive Officer of Federated Stores, Inc. from January 1990 to February 1992. Mr. Miller serves as a Director of the DeBartolo Realty Corporation, Federated Department Stores, Inc., Klienwort Benson Australian Income Fund, Inc., Repligen Corporation, Georgetown Industries, Inc. and Waccamaw Corporation.

    Mr. Muransky has been a Director since June 1994. Mr. Muransky is the Chief Executive Officer and Chairman of Gallagher Pipino, Inc.

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

    Mrs. DeBartolo York has been a Director since February 1994. Since December 1994 she has been the Chairman of the Board and a Director of The Edward J. DeBartolo Corporation. Since December 1994 she has been a Director of the DeBartolo Realty Corporation.

    The Board of Directors of Ralphs has an Executive Committee, and Audit Committee and a Compensation Committee. The current members of the Executive Committee are Messrs. Allumbaugh, Liberati and Marasca. The current members of the Audit Committee are Messrs. Liberati, Miller and Petrone. The current members of the Compensation Committee are Messrs. DeBartolo, Jr., Miller and Petrone.

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

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the compensation for services rendered during the prior three fiscal years paid to the CEO and the four most highly compensated executive officers other than the CEO of Ralphs.

                                                                                        LONG TERM COMPENSATION
                                                                                  ==================================
                                                                                          AWARDS             PAYOUTS
                                                 ANNUAL COMPENSATION              =======================    =======
                                           ==================================     RESTRICTED
                                                                 OTHER ANNUAL       STOCK        OPTIONS/      LTIP       ALL OTHER
NAME AND                                   SALARY     BONUSES    COMPENSATION       AWARDS         SARS      PAYOUTS    COMPENSATION
PRINCIPAL POSITION                 YEAR      ($)      ($) (1)         ($)             ($)           (#)        ($)         ($) (2)
=============================      ====    ======     =======    ============     ==========     ========    =======    ============
Byron E. Allumbaugh, Chairman &
Chief Executive Officer . . . .    1994    650,000       0            N/A            N/A           N/A        N/A          25,580
                                   1993    645,000    387,000         N/A            N/A           N/A        N/A          20,075
                                   1992    620,000    372,000         N/A            N/A         587,753      N/A          21,897

Alfred A. Marasca, President
and Chief Operating Officer . .    1994    400,000       0            N/A            N/A           N/A        N/A          10,580
                                   1993    340,000    204,000         N/A            N/A           N/A        N/A           7,187
                                   1992    296,260    148,125         N/A            N/A         308,812      N/A           8,206

Alan J. Reed, Senior Vice
President, Finance and Chief
Financial Officer . . . . . . .    1994    225,000       0            N/A            N/A           N/A        N/A           6,248
                                   1993    222,500    111,250         N/A            N/A           N/A        N/A           8,879
                                   1992    211,250    105,625         N/A            N/A         154,406      N/A           6,125

Terry Peets, Executive Vice
President . . . . . . . . . . .    1994    215,000       0            N/A            N/A           N/A        N/A           7,562
                                   1993    192,500     96,250         N/A            N/A           N/A        N/A           6,127
                                   1992    182,500     91,250         N/A            N/A         154,406      N/A           6,027

Jan Charles Gray, Senior Vice
President, General Counsel
and Secretary . . . . . . . . .    1994    213,750       0            N/A            N/A           N/A        N/A           9,047
                                   1993    207,500    103,750         N/A            N/A           N/A        N/A           9,084
                                   1992    196,250     98,125         N/A            N/A         154,406      N/A           6,605


(1) Bonuses for services performed in Fiscal Year 1994 were paid in Fiscal Year 1995. Bonus amounts for Messrs. Allumbaugh, Marasca, Reed, Peets and J. Gray were $390,000, $240,000, $112,500, $107,500 and $106,875 respectively.
(2) Represents (i) insurance premiums and the dollar value of the remainder of premiums paid under the Senior Executive Supplemental Benefit Plan, and (ii) Ralphs' contributions under the Ralphs Thrift Incentive Plan. The respective amount paid for Messrs. Allumbaugh, Marasca, Reed, Peets and Gray are as follows: (A) Insurance premiums; $18,500, $6,600, $4,025, $5,460 and $4,500
(B) dollar value of remainder of premiums; $5,232, $2,702, $0, $0, and $2,699;
(C) incentive plan contributions; $1,848, $1,278, $2,223, $2,102 and
$1,848.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options or SARs in Fiscal 1994.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1994 AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                                                   VALUE OF
                                                                               NUMBER OF          UNEXERCISED
                                                                              UNEXERCISED        IN-THE-MONEY
                                                                            OPTIONS/SARS AT     OPTIONS/SARS AT
                                                               VALUE          FY-END (#)          FY-END ($)
                                       SHARES ACQUIRED        REALIZED       EXERCISABLE/        EXERCISABLE/
NAME                                  ON EXERCISE (#)(1)        ($)        UNEXERCISABLE(2)     UNEXERCISABLE(3)
============================          ==================     =========     ================     ================
Byron E. Allumbaugh . . . . . . .           70,000           1,961,646         352,652/                   0/
                                                                                375,101            3,923,290
Alfred A. Marasca . . . . . . . .           13,500             378,317         108,084/                   0/
                                                                                259,228            1,639,375
Alan J. Reed  . . . . . . . . . .           10,500             294,247          54,042/                   0/
                                                                                145,864            1,275,069
Terry Peets   . . . . . . . . . .            7,500             210,176          54,042/                   0/
                                                                                132,864              910,764
Jan Charles Gray  . . . . . . . .                0                   0          54,042/                   0/
                                                                                132,864            1,120,940


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


EXECUTIVE EMPLOYMENT CONTRACTS

     Ralphs has entered into employment contracts with Messrs. Allumbaugh, Marasca, Reed, Peets and J. Gray currently providing for their employment at annual base salaries of $650,000, $400,000, $225,000, $215,000 and $215,000
respectively. These employment contracts expire on April 30, 1996. Ralphs has also entered into employment contracts providing for aggregate base salaries of $748,500 with Messrs. Detrick, A. Gray, Mueller and Warren. Each contract provides that the employee's employment and remuneration may be terminated by Ralphs (i) for cause based upon the employee's gross misconduct, felony conviction (other than a traffic or moving violation), serious breach of Ralphs policy or similar transgression; (ii) for failure to render services for a continuous period of 12 months due to disability; or (iii) for a material breach of the contract. An employee's remuneration under an employment contract will also be terminated upon the employee's voluntary resignation or retirement. Ralphs can advise an employee in writing that his services will no longer be required, which will be treated as a suspension of services. If a suspension of service occurs, the employee continues to be treated as an employee for all purposes for the term of the agreement. The employee is entitled to continued compensation until termination of the contract, subject to an offset equal to 50% of any compensation received from another business (except from businesses or investments previously owned by the employee before the date the suspension of services or termination for which there will be no deduction) or 100% if such business is a competing business (as defined in the employment contract).

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

     Supplemental Executive Retirement Plan. To allow Ralphs' retirement program to provide benefits based upon a participant's total compensation and without regard to other ERISA or tax code pension plan limitations, eligible executive employees of Ralphs participate in the Ralphs Grocery Company Supplemental Executive Retirement Plan and after December 31, 1993, the Ralphs Grocery Company Retirement Supplemental Plan (collectively, the "Supplemental Plan"). The Supplemental Plan also modifies the benefit formula under the Retirement Plan in other respects. Benefits provided under the Supplemental Plan were improved effective April 9, 1994.

     The following table sets forth the combined estimated annual benefits payable in the form of a (single) life annuity under both the Retirement Plan and the Supplemental Plan (unreduced by the cash surrender value of any life insurance policies) to a participant in both plans who is retiring at a normal retirement date of January 1, 1995 for the specified final average salaries and years of credited service.

                                            YEARS OF CREDIT SERVICE
                         ===========================================================
FINAL AVERAGE SALARY        15           20           25           30           35
====================     ========     ========     ========     ========     ========
  $  100,000             $ 19,484     $ 25,978     $ 32,473     $  38,967    $ 45,462
     200,000               41,984       55,978       69,973        83,967      97,962
     300,000               90,000      120,000      150,000       180,000     180,000
     400,000              120,000      160,000      200,000       240,000     240,000
     600,000              180,000      240,000      300,000       360,000     360,000
     800,000              240,000      320,000      400,000       480,000     480,000
   1,000,000              300,000      400,000      500,000       600,000     600,000
   1,200,000              360,000      480,000      600,000       720,000     720,000

    Messrs. Allumbaugh, Marasca, Reed, Peets and J. Gray have completed 36, 38, 22, 18 and 31 years of credited service, respectively. Compensation covered by the Supplemental Plan includes both salary and bonus. The calculation of retirement benefits generally is based on average compensation for the highest three years of the ten years preceding retirement. The benefits earned by a participant under the Supplemental Plan are reduced by any benefits which the participant has earned under the Retirement Plan and may be offset under certain circumstances by the cash surrender value of life insurance policies maintained by Ralphs pursuant to the Split Dollar Life Insurance Agreements entered into by Ralphs and the executive. Benefits are not subject to any deduction for social security offset.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The following persons served as members of the Compensation Committee of the Board during Fiscal 1994: Edward J. DeBartolo, Jr., G. William Miller, Peter J. Solomon and David M. Petrone, who replaced Mr. Solomon on the Committee in June 1994. Edward J. DeBartolo, Jr. is the President and a director of EJDC. In connection with the acquisition of a majority of the Holding Company's Common Stock on February 3, 1992, EJDC agreed to the EJDC Guaranty. See Item 13. "Certain Relationships and Related Transactions".

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    a)  Security Ownership of Certain Beneficial Owners

    As of the date hereof, 100% of the outstanding capital stock of the Company is owned by the Holding Company and approximately 60.3% of the outstanding shares of Common Stock of the Holding Company (the "EJDC Holding Company Common Stock") are owned beneficially by EJDC. Consequently, EJDC will have the ability to exercise control over the business and affairs of the Holding Company by virtue of its continuing ability to elect a majority of the Holding Company's Board of Directors and its voting power with respect to actions requiring stockholder approval. By virtue of its ownership of the Common Stock of the Holding Company, EJDC will have the ability to exercise similar control over the business and affairs of Ralphs. EJDC, a corporation controlled by Mr. Edward J. DeBartolo, Jr. and Mrs. Marie Denise DeBartolo York, is primarily engaged in shopping mall and other real estate development activities.

     The following table sets forth certain information regarding the beneficial ownership of the Holding Company Common Stock as of the date hereof. By virtue of their ownership of the Holding Company Common Stock, the following entities may be deemed to own a corresponding percentage of the Common Stock.



                                                                                                  SHARES
                                                                                               BENEFICIALLY
                                                                                                 OWNED (1)
NAME ADDRESS                                                                                NUMBER      PERCENT
===================================================================================       ==========    =======
The Edward J. DeBartolo Corporation (2)(3)  . . . . . . . . . . . . . . . . . . . .       15,440,600     60.34
    7620 Market Street
    Youngstown, Ohio  44512
Camdev Properties Inc. (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,276,681     12.81
    400 King Street West
    Suite 5800
    Toronto, Ontario M5H 3Y8
Bank of Montreal (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,591,815     10.13
    700 Louisiana, Suite 4400
    Houston, Texas 77002
Banque Paribas (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,591,815     10.13
    757 Seventh Avenue
    New York, New York 10019
Federated Department Stores, Inc. (2) . . . . . . . . . . . . . . . . . . . . . . .        1,686,369      6.59
    7 West Seventh Street
    Cincinnati, Ohio  45202

(1) Unless otherwise indicated in the footnotes to this table, each of the stockholders named in this table has sole voting and investment owner with respect to the shares shown as beneficially owned by it.

(2) The principal stockholders have certain registration rights pursuant to the Registration Rights Agreement.

(3) All shares indicated are owned of record by EJDC, which is indirectly controlled by Edward J. DeBartolo, Jr. and Marie Denise DeBartolo York, who would be deemed to beneficially own the shares of Common Stock owned by EJDC.

    b)  Security Ownership of Management

    As of the date hereof, no officer or director of the Company beneficially owns any equity securities of the Company.

    c)  Changes in Control

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    EJDC guarantees Ralphs' obligations as a self-insurer of worker's compensation liabilities in the State of California (the "EJDC Guaranty"). In connection with the EJDC Guaranty, Ralphs unconditionally agreed to reimburse EJDC for any payments made under the EJDC Guaranty and for the cost of insurance up to $200,000 to cover liabilities incurred pursuant to the EJDC Guaranty. Further, Ralphs agreed to pay EJDC a guarantee fee of $33,500 for each month the EJDC Guaranty is in effect ($402,000 was paid in Fiscal 1994).

    In connection with the bankruptcy reorganization of Federated Department Stores, Inc. and its affiliates, Federated Department Stores, Inc. ("Federated") agreed to pay certain potential tax liabilities relating to Ralphs previously being a member of the affiliated group of companies comprising Federated and its subsidiaries. In consideration thereof, the Holding Company and Ralphs agreed to pay Federated Department Stores, Inc. a total of $10.0 million, payable $1.0 million on each of February 3, 1992, 1993, 1994, 1995 and 1996 and $5.0 million on February 3, 1997. The five $1.0 million installments are to be paid by Ralphs and the $5.0 million payments is the joint obligation of the Holding Company and Ralphs. In the event
Federated Department Stores, Inc. is required to pay certain tax liabilities, the Holding Company and Ralphs have agreed to reimburse Federated Department Stores, Inc. up to an additional $10.0 million, subject to certain adjustments. This additional obligation, if any, is the joint and several obligation of the Holding Company and Ralphs. The $5.0 million payment and the potential $10.0 million payment will be paid in cash or stock of the Holding Company. See
Note 1 of the Notes to Financial Statements.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.


(A) Documents filed as part of this report:

    (1) Financial Statements.

        See Financial Statements Index included in Item 8 of Part II of this form 10-K.

    (2) Financial Statement Schedules:


                                                                                           LOCATION IN
                                                                                           THIS REPORT
                                                                                           ===========
        Schedule VIII-Valuation and Qualifying
        Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             S-1


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


Date:   April 27, 1995                         RALPHS GROCERY COMPANY


                                            BY:     /S/ JAN CHARLES GRAY
                                                -------------------------------
                                                        Jan Charles Gray
                                                     Senior Vice President,
                                                 General Counsel and Secretary

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


              SIGNATURES                                 TITLE                                 DATE
              ==========                                 =====                                 ====
    /s/     BYRON E. ALLUMBAUGH                    Chairman of the Board                   April 27, 1995
- ------------------------------------------          Chief Executive Officer
            Byron E. Allumbaugh                     and Director (Principal
                                                    Executive Officer)



    /s/      ALFRED A. MARASCA                     President, Chief Operating              April 27, 1995
- ------------------------------------------          Officer and Director
             Alfred A. Marasca



    /s/      JAN CHARLES GRAY                      Senior Vice President and               April 27, 1995
- ------------------------------------------          General Counsel and
             Jan Charles Gray                       Secretary




    /s/       ALAN J. REED                         Senior Vice President                   April 27, 1995
- ---------------------------------------------       and Chief Financial Officer
              Alan J. Reed                          (Principal Financial Officer)



    /s/     ROBERT W. GOSSMAN                      Group Vice President and                April 27, 1995
- ------------------------------------------          Controller (Principal
            Robert W. Gossman                       Accounting Officer

              SIGNATURES                                 TITLE                                 DATE
              ==========                                 =====                                 ====
    /s/          LYNN DAVENPORT                    Director                                April 27, 1995
- ---------------------------------------------
                 Lynn Davenport


    /s/      EDWARD J. DEBARTOLO JR.               Director                                April 27, 1995
- ---------------------------------------------
             Edward J. DeBartolo Jr.



    /s/        ANTHONY W. LIBERATI                 Director                                April 27, 1995
- -----------------------------------------------
               Anthony W. Liberati


    /s/         G. WILLIAM MILLER                  Director                                April 27, 1995
- -----------------------------------------------
                G. William Miller



    /s/        EDWARD W. MURANSKY                  Director                                April 27, 1995
- ----------------------------------------------
               Edward W. Muransky



    /s/        DAVID M. PETRONE                    Director                                April 27, 1995
- --------------------------------------------------
               David M. Petrone



    /s/       RICHARD S. SOKOLOV                   Director                                April 27, 1995
 --------------------------------------------
              Richard S. Sokolov



    /s/   MARIE DENISE DEBARTOLO YORK              Director                                April 27, 1995
- ----------------------------------------
          Marie Denise DeBartolo York

                             RALPHS GROCERY COMPANY
                               INDEX TO EXHIBITS

The following exhibits are filed as a separate section of the report:

                                                                   SEQUENTIALLY
EXHIBIT NO.     DESCRIPTION OF EXHIBIT                             NUMBERED PAGE
===========     =============================================      =============
  10.29         Amendment No. 1, dated as of January 12, 1995
                to the Agreement and Plan of Merger dated as
                of September 14, 1994

  10.30         Amendment No. 2, dated as of February 24,
                1995 to the Agreement and Plan of Merger dated as of September 14, 1994

  10.31 Amendment No. 3, dated as of April 26, 1995 to the Amendment and Plan of Merger dated as of September 14, 1994

The following exhibits are incorporated herein by reference:

EXHIBIT NO.     DESCRIPTION OF EXHIBIT                             REFERENCE TO
===========     =============================================      ============
   3.1          Restated Certificate of Incorporation              Exhibit 3.1 to
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

   3.2          By-Laws                                            Exhibit 3.2 to
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.1          Ralphs Grocery Company Retirement Plan             Exhibit 10.1 to
                                                                   Plan, as amended
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

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

  10.4          Guidelines for the Ralphs Grocery                  Exhibit 10.4 to
                Company Management Incentive Plan                  Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.5          Ralphs Grocery Company Savings Plan                Exhibit 10.5 to
                Plus Primary                                       Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.6          Ralphs Grocery Company Savings Plan                Exhibit 10.6 to
                Plus Basic                                         Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

EXHIBIT NO.     DESCRIPTION OF EXHIBIT                             REFERENCE TO
===========     =============================================      ============
  10.7          Tax Indemnification Agreement                      Exhibit 10.7 to
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.8          Comprehensive Settlement Agreement                 Exhibit 10.8 to
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.9          Tax Election Agreement                             Exhibit 10.9 to
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.10         Indenture between Ralphs Grocery Company           Exhibit 10.10 to
                and United States Trust Company, as                Registration State-
                Trustee, dated as of August 26, 1988,              ment No. 33-47634
                including form of 14% Senior                       on Form S-1.
                Subordinated Debentures due 2000
                attached as Exhibit A thereto, with
                respect to the 14% Senior Subordinated
                Debentures due 2000

  10.11         Supplemental Indenture between Ralphs              Exhibit 4.2 to
                Grocery Company and United States                  Registrant's Quart-
                Trust Company of New York, as Trustee,             erly Report on Form
                dated as of May 29, 1992, with respect             10-Q dated September
                to the 14% Senior Subordinated                     1, 1992 and filed on
                Debentures due 2000                                September 2, 1992

  10.12         Amended and Restated Ralphs Grocery Company        Exhibit 10.11 to
                1988 Equity Appreciation Rights Plan               Registration State-
                and Equity Appreciation Rights                     ment No. 33-47634
                Agreement                                          on Form S-1.

  10.13         Ralphs Supermarkets, Inc. Non-qualified            Exhibit 10.12 to
                Stock Option Plan                                  Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.14         Registration Rights and Corporate                  Exhibit 10.13 to
                Governance Agreement, as amended                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.15         Agreement of Assumption and Guarantee              Exhibit 10.14 to
                of Workers' Compensation Liabilities               Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

EXHIBIT NO.     DESCRIPTION OF EXHIBIT                             REFERENCE TO
===========     =============================================      ============
  10.16         Reimbursement Agreement                            Exhibit 10.15 to
                                                                   Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

  10.17         Ralphs Grocery Company 1988 Credit                 Exhibit 10.16 to
                Agreement                                          Registration State-
                                                                   ment No. 33-47634
                                                                   on Form S-1.

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

EXHIBIT NO.     DESCRIPTION OF EXHIBIT                             REFERENCE TO
===========     =============================================      ============
  10.24         Indenture between Ralphs Grocery                   Exhibit 4.3 to
                Grocery Company and United States Trust            Registrant's Quarterly
                Company, as Trustee, dated as of July              Report on Form 10-Q
                29, 1992, with respect to the 10 1/4%              dated September 1,
                Senior Subordinated Notes due 2002                 1992 and filed on
                                                                   September 2, 1992

  10.25         Indenture between Ralphs Grocery Company           Exhibit 4.1 to
                and United States Trust Company, as                Registration Statement
                Trustee dated as of March 30, 1993                 No. 33-61812 on
                (the "1993 Indenture") with respect to             Form S-4
                the Initial Notes and the Exchange Notes

  10.26         Supplemental Indenture dated as of                 Exhibit 4.2 to
                June 23, 1993, to the 1993 Indenture               Registration Statement
                                                                   No. 33-61812 on Form S-4

  10.27         Employment Agreements between                      Exhibit 10.27 to
                Ralphs Grocery Company and each of                 Registrant's Annual
                Jan Charles Gray and Terry Peets                   Report on Form 10-K
                                                                   filed on May 2, 1994

  10.28         Agreement and Plan of Merger, dated as             Exhibit 99.1 to
                of September 14, 1994, by and among                Registrant's Current
                Food 4 Less, Inc., Food 4 Less Holdings,           Report on Form 8-K,
                Inc., Food 4 Less Supermarkets, Inc.,              dated September 14,
                Ralphs Supermarkets, Inc. and the                  1994
                stockholders of Ralphs Supermarkets, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . .       F-2

Consolidated Balance Sheets at January 30, 1994
    and January 29, 1995  . . . . . . . . . . . . . . . . . . .       F-3

Years ended January 31, 1993, January 30, 1994 and January 29, 1995:

    Consolidated Statements of Operations   . . . . . . . . . .       F-4

    Consolidated Statements of Cash Flows   . . . . . . . . . .       F-5

    Consolidated Statements of Stockholder's Equity   . . . . .       F-6

Notes to Consolidated Financial Statements  . . . . . . . . . .       F-7

Financial Statement Schedules

    Schedule VIII - Valuation and Qualifying Accounts   . . . .       S-1

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ralphs Grocery Company and subsidiary as of January 30, 1994 and January 29, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


Los Angeles, California
March 9, 1995

                             RALPHS GROCERY COMPANY

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JANUARY 30,     JANUARY 29,
                                                                      1994            1995
                                                                   ==========      ==========
                           ASSETS
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . .          $   55,080      $   35,125
  Accounts receivable   . . . . . . . . . . . . . . . . .              30,420          43,597
  Inventories   . . . . . . . . . . . . . . . . . . . . .             202,354         221,388
  Prepaid expenses and other current assets   . . . . . .              18,111          19,793
                                                                   ----------      ----------

    Total current assets  . . . . . . . . . . . . . . . .             305,965         319,903

  Property, plant and equipment, net  . . . . . . . . . .             601,897         624,724
  Excess of cost over net assets acquired, net  . . . . .             376,414         365,418
  Beneficial lease rights, net  . . . . . . . . . . . . .              55,553          49,164
  Deferred debt issuance costs, net   . . . . . . . . . .              26,583          23,011
  Deferred income taxes   . . . . . . . . . . . . . . . .             109,125         112,491
  Other assets  . . . . . . . . . . . . . . . . . . . . .               8,113          15,203
                                                                   ----------      ----------

    Total assets  . . . . . . . . . . . . . . . . . . . .          $1,483,650      $1,509,914
                                                                   ==========      ==========

  LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Current maturities of long-term debt  . . . . . . . . .          $   70,975      $   83,989
  Short-term debt   . . . . . . . . . . . . . . . . . . .                  --          51,500
  Bank overdrafts   . . . . . . . . . . . . . . . . . . .              37,716          45,669
  Accounts payable  . . . . . . . . . . . . . . . . . . .             138,554         130,889
  Accrued expenses  . . . . . . . . . . . . . . . . . . .             101,543          99,804
  Current portion of self-insurance reserves  . . . . . .              30,138          27,552
                                                                   ----------      ----------

    Total current liabilities   . . . . . . . . . . . . .             378,926         439,403

  Long-term debt  . . . . . . . . . . . . . . . . . . . .             927,909         883,020
  Self-insurance reserves   . . . . . . . . . . . . . . .              49,872          44,954
  Lease valuation reserve   . . . . . . . . . . . . . . .              32,575          28,957
  Other non-current liabilities   . . . . . . . . . . . .              89,299          86,393
                                                                   ----------      ----------

    Total liabilities   . . . . . . . . . . . . . . . . .           1,478,581       1,482,727

Stockholder's equity:
  Common stock, $1 par value per share Authorized 1,000 shares;
   issued and outstanding, 100 shares at January 30, 1994 and
   January 29, 1995   . . . . . . . . . . . . . . . . . .                  --             --
  Additional paid-in capital  . . . . . . . . . . . . . .             175,548         175,548
  Accumulated deficit   . . . . . . . . . . . . . . . . .            (170,479)       (148,361)
                                                                   ----------      ----------

   Total stockholder's equity   . . . . . . . . . . . . .               5,069          27,187
                                                                   ----------      ----------
Commitments and contingencies (See Notes 2 and 8)

      Total liabilities and stockholder's equity  . . . .          $1,483,650      $1,509,914
                                                                   ==========      ==========


          See accompanying notes to consolidated financial statements.

                             RALPHS GROCERY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                       YEAR ENDED            YEAR ENDED              YEAR ENDED
                                                    JANUARY 31, 1993      JANUARY 30, 1994        JANUARY 29, 1995
                                                  ===================    ==================    =====================
Sales . . . . . . . . . . . . . . . . . . . .     $2,843,816   100.0%    $2,730,157  100.0%    $2,724,604     100.0%
Cost of sales . . . . . . . . . . . . . . . .      2,217,197    78.0      2,093,727   76.7      2,101,033      77.1

  Gross profit  . . . . . . . . . . . . . . .        626,619    22.0        636,430   23.3        623,571      22.9
Selling, general and administrative expenses         470,012    16.5        471,000   17.2        467,022      17.2
Amortization of excess of cost over net assets
 acquired . . . . . . . . . . . . . . . . . .         10,997     0.4         10,996    0.4         10,996       0.4
Provision for restructuring . . . . . . . . .          7,100     0.2          2,374    0.1             --        --
                                                  ----------   -----     ----------  -----     ----------     -----
  Operating income  . . . . . . . . . . . . .        138,510     4.9        152,060    5.6        145,553       5.3
Other expenses:
  Interest  . . . . . . . . . . . . . . . . .        125,611     4.4        108,755    4.0        112,651       4.1
  Loss on disposal of assets  . . . . . . . .          2,607     0.1          1,940    0.1            784       0.0
  Provision for legal settlement  . . . . . .          7,500     0.3             --     --             --        --
  Provision for earthquake losses . . . . . .             --      --         11,048    0.4             --        --
                                                  ----------   -----     ----------  -----     ----------     -----

Earnings before income taxes and
extraordinary item  . . . . . . . . . . . . .          2,792     0.1         30,317    1.1         32,118       1.2
Income tax expense (benefit)  . . . . . . . .          8,346     0.3       (108,049)  (4.0)            --        --
                                                  ----------   -----     ----------  -----     ----------     -----

Earnings (loss) before extraordinary item . .         (5,554)   (0.2)       138,366    5.1         32,118       1.2
Extraordinary item-debt refinancing, net of tax
benefit of $4,173 . . . . . . . . . . . . . .        (70,538)   (2.5)            --     --             --        --
                                                  ----------   -----     ----------  -----     ----------     -----

Net earnings (loss) . . . . . . . . . . . . .       $(76,092)   (2.7)%     $138,366    5.1%      $ 32,118       1.2%
                                                  ==========   =====     ==========  =====     ==========     =====





          See accompanying notes to consolidated financial statements.

                             RALPHS GROCERY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                            YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                           JANUARY 31,          JANUARY 30,         JANUARY 29,
                                                               1993                1994                1995
                                                            ==========          ==========          ==========
Cash flows from operating activities:
 Net earnings (loss)  . . . . . . . . . . . . . . .        $  (76,092)           $ 138,366             $32,118
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . .            76,873               74,452              76,043
  Amortization of discounts and deferred debt
   issuance costs . . . . . . . . . . . . . . . . .            20,978                9,768               9,032
  LIFO charge (credit)  . . . . . . . . . . . . . .             1,115               (2,054)              2,085
  Loss on sale of assets  . . . . . . . . . . . . .             6,841                4,314                 784
  Provision for postretirement benefits . . . . . .             3,275                3,370               2,555
  Provision for legal settlement  . . . . . . . . .             7,500                   --                  --
Other changes in assets and liabilities:
  Accounts receivable . . . . . . . . . . . . . . .             6,376                  326             (13,177)
  Inventories at replacement cost . . . . . . . . .           (13,682)               6,724             (21,120)
  Prepaid expenses and other current assets . . . .             3,703               (1,658)             (1,682)
  Other assets  . . . . . . . . . . . . . . . . . .              (616)               4,449              (7,287)
  Interest payable  . . . . . . . . . . . . . . . .           (13,393)              (4,822)             (2,419)
  Accounts payable and accrued liabilities  . . . .            23,054               (1,622)             (1,047)
  Income taxes payable  . . . . . . . . . . . . . .              (527)              (1,480)             (2,906)
  Deferred tax asset  . . . . . . . . . . . . . . .                --             (109,125)             (3,366)
  Business interruption credit  . . . . . . . . . .                --                 (581)                 --
  Earthquake losses . . . . . . . . . . . . . . . .                --              (11,048)                 --
  Self insurance reserves . . . . . . . . . . . . .             8,456                7,031              (7,503)
  Other liabilities . . . . . . . . . . . . . . . .              (170)             (12,407)             (6,692)
                                                                 -----            ---------             -------

  Cash provided by operating
   activities . . . . . . . . . . . . . . . . . . .            53,691              104,003              55,418
                                                              -------             --------              ------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . .          (102,697)             (62,181)            (64,018)
  Proceeds from sale of property, plant and
   equipment  . . . . . . . . . . . . . . . . . . .               219               16,700              13,257
                                                             --------               ------              ------

  Cash used in investing activities . . . . . . . .          (102,478)             (45,481)            (50,761)
                                                             ---------             --------            --------

Cash flows from financing activities:
  Net borrowings under lines of credit  . . . . . .             2,100              (31,100)             51,500
  Redemption of preferred stock . . . . . . . . . .            (3,000)                  --                  --
  Capitalized financing and acquisition costs . . .           (22,426)              (5,108)             (2,496)
  Increase (decrease) in bank overdrafts  . . . . .            (8,865)                 655               7,952
  Proceeds from issuance of long-term debt  . . . .           668,269              150,000                  --
  Dividends paid  . . . . . . . . . . . . . . . . .               --                    --             (10,000)
 Principal payments on long-term debt . . . . . . .          (577,902)            (164,081)            (71,568)
                                                             ---------            ---------            --------

  Cash provided by (used in)
   financing activities . . . . . . . . . . . . . .            58,176              (49,634)            (24,612)
                                                               ------             ---------            --------

Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . .             9,389                8,888             (19,955)
Cash and cash equivalents at beginning of period  .            36,803               46,192              55,080
                                                             --------             --------              ------

Cash and cash equivalents at end of period  . . . .          $ 46,192             $ 55,080             $35,125
                                                             ========             ========             =======




          See accompanying notes to consolidated financial statements.

                             RALPHS GROCERY COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)




                                               COMMON STOCK
                                        ==========================
                                                                        ADDITIONAL
                                        OUTSTANDING                      PAID-IN        ACCUMULATED
                                           SHARES        AMOUNT           CAPITAL         DEFICIT           TOTAL
                                        ===========    =========        ===========     ===========      ==========
Balances at February 2, 1992  . . . .       100         $    --          $175,548       $(232,753)      $ (57,205)
Net Loss  . . . . . . . . . . . . . .        --              --                --         (76,092)        (76,092)
                                            ---         -------          --------       ----------      ---------


Balances at January 31, 1993  . . . .       100              --           175,548        (308,845)       (133,297)
Net Earnings  . . . . . . . . . . . .        --              --                --         138,366         138,366
                                            ---         -------          --------       ---------       ---------


Balances at January 30, 1994  . . . .       100              --           175,548        (170,479)          5,069
Net Earnings  . . . . . . . . . . . .        --              --                --          32,118          32,118
Dividends paid  . . . . . . . . . . .        --              --                --         (10,000)        (10,000)
                                            ---         -------          --------       ----------      ----------

Balances at January 29, 1995  . . . .       100         $    --          $175,548       $(148,361)      $  27,187
                                            ===         =======          ========       ==========      =========





          See accompanying notes to consolidated financial statements.

                             RALPHS GROCERY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

    At February 2, 1992, Ralphs Grocery Company, ("Ralphs") was an indirect wholly owned subsidiary of Federated Stores, Inc. ("Federated"). Two wholly owned subsidiaries of Federated, Federated Holdings III, Inc. ("Holdings III") and Allied Stores Corporation ("Allied") directly owned the common stock of Ralphs, approximately 84% and 16% respectively. In January 1990 Holdings III and Allied, and certain other subsidiaries of Federated, each filed petitions for relief under Chapter 11, Title 11 of the United States Code ("Chapter 11"). In March 1990, Federated filed a petition for relief under Chapter 11.
Pursuant to the plans of reorganization for Federated and certain of its subsidiaries, Ralphs Supermarkets Inc. (the "Holding Company") was formed to hold the outstanding shares of common stock of Ralphs. On February 3, 1992, Holdings III and Allied contributed their shares of Ralphs to the Holding Company in exchange for the issuance by the Holding Company of Holding Company shares in the same proportion in Ralphs shares were owned ("Internal Reorganization"). For financial reporting purposes, this transition was recorded at predecessor cost. For Federal tax purposes, a new basis was established at the Holding Company as more fully described in Note 11.

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

    Thus, following consummation of both the FSI Plan and the Allied-Federated Plan and the transfer on July 19, 1993 of the shares of common stock in Holding Company held by Federated Stores, Inc. to Camdev, Ralphs is a wholly owned subsidiary of the Holding Company which in turn is owned by the following entities:

                                                                                        APPROXIMATE PERCENT
                                                                                            OWNERSHIP OF
                                                                                          HOLDING COMPANY
                                                                                          COMMON STOCK AS
                                                                                          OF JULY 19, 1993
                                                                                        ===================
         EJDC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             60.4%
         BMO  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10.1%
         BP . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10.1%
         Camdev . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12.8%
         Federated Department Stores, Inc (as successor by merger to Allied)  . . .              6.6%


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

                             RALPHS GROCERY COMPANY

      Under the Tax Indemnity agreement, the Holding Company and Ralphs have agreed to pay Federated Department Stores, Inc. $1.0 million each year for five years starting on February 3, 1992, and an additional $5.0 million on February 3, 1997. The total payments of $10.0 have been recorded in Ralphs' financial statements at February 2, 1992. The five $1.0 million installments are to be paid by Ralphs and the $5.0 million is the joint obligation of the Holding Company and Ralphs. Also, in the event Federated Department Stores, Inc. is required to pay certain tax liabilities on behalf of Ralphs, the Holding Company and Ralphs have agreed to reimburse Federated Department Stores, Inc. up to an additional $10.0 million, subject to certain adjustments. This additional obligation is the joint and several obligation of the Holding Company and Ralphs. The $5.0 million payment and the potential $10.0 million payment may be paid, at the option of the Holding Company and Ralphs, in cash or newly issued Holding Company Common Stock.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Reporting Period

     Ralphs' fiscal year ends on the Sunday closest to January 31. Fiscal year-ends are as follows:

         January 31, 1993 (Fiscal 1992)
         January 30, 1994 (Fiscal 1993)
         January 29, 1995 (Fiscal 1994)

     (b)  Cash and Cash Equivalents

     For purposes of the statements of cash flows, Ralphs considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c)  Inventories

     Inventories are stated at the lower cost or market. Cost is determined primarily using the last-in, first-out (LIFO) method. The replacement cost of inventories exceeded the LIFO inventory cost by $15.5 million and $17.6 million at January 30, 1994 and January 29, 1995, respectively.

                             RALPHS GROCERY COMPANY

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

     Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Interest cost capitalized during fiscal 1992, 1993 and 1994 was $1.074 million, $.740 million, and $.324 million, respectively.

     (e)  Deferred Debt Issuance Costs

     Direct costs incurred as a result of financing transactions are capitalized and amortized over the terms of the applicable debt agreements using the effective interest method.

     (f)  Pre-opening Costs

     Pre-opening costs of new stores are deferred and expensed at the time the store opens. If a new store is ultimately not opened, the costs are expensed directly to selling, general and administrative expense at the time it is determined that the store will not be opened.

     (g)  Self Insurance Reserves

     Ralphs is self-insured for a portion of workers' compensation, general liability and automobile accident claims. Ralphs establishes reserve provisions based on an independent actuary's review of claims filed and an estimate of claims incurred but not yet filed.

     (h)  Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired, resulting from the May 3, 1988 acquisition of Ralphs is being amortized using the straight- line method over 40 years. Ralphs assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining life can be recovered through projected undiscounted operating income (including interest, depreciation and all amortization expense except amortization of excess of cost over net assets acquired) over the remaining amortization period of the excess of cost over net assets acquired. The amount of excess of cost over net assets acquired impairment, if any, is measured based on projected discounted future results using a discount rate reflecting Ralphs' average cost of funds. Accumulated amortization aggregated $63.4 million and $74.4 million at January 30, 1994 and January 29, 1995, respectively.

     (i)  Acquired Leases

     Beneficial lease rights and lease valuation reserves are recorded as the net present value of the differences between contractual rents under existing lease agreements and fair value of entering such lease agreements as of the May 3, 1988 acquisition of Ralphs. All beneficial lease rights and lease valuation reserves arose solely as a result of the May 3, 1988 acquisition. Adjustments to the carrying value of these assets would typically occur only through additional business combinations or in the event of early lease termination. Beneficial lease rights are amortized using the straight-line method over the terms of the leases. Lease valuation reserves are amortized using the interest method over the terms of the leases.

                             RALPHS GROCERY COMPANY

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

     (l)  Reclassification

     Certain amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

     (m)  Consolidation Policy

     The consolidated financial statements include the accounts of Ralphs Grocery Company and its wholly owned subsidiary, collectively referred to as the Company. All material intercompany balances and transactions are eliminated in consolidation.

     (n) Fair Value of Financial Instruments

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

         (iii) Interest Rate Swap Agreements
               The fair value of interest rate swap agreements is the estimated amount that Ralphs would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counterparties.

     (o)  Advertising

     The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $17.5 million, $16.4 million and $18.2 million in fiscal 1992, 1993 and 1994, respectively.

                             RALPHS GROCERY COMPANY

     (p)  Transaction Costs

     In connection with the proposed merger, Ralphs has capitalized in other assets approximately $2.3 million of transaction costs, principally attorney and accounting fees. Upon completion of the merger these amounts will be reclassified to excess of cost of net assets acquired and amortized accordingly.

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows:

                                                            JANUARY 30,      JANUARY 29,
                                                                1994            1995
                                                             ==========      ==========
                                                                (DOLLARS IN THOUSANDS)
     Land . . . . . . . . . . . . . . . . . . . . . . .     $ 159,904       $  161,725
     Buildings and improvements . . . . . . . . . . . .        191,179         199,133
     Leasehold improvements . . . . . . . . . . . . . .        161,341         170,430
     Fixtures and equipment . . . . . . . . . . . . . .        354,626         372,077
     Capital leases . . . . . . . . . . . . . . . . . .        86,964          124,861
                                                            ---------       ----------

                                                               954,014       1,028,226

     Less: Accumulated depreciation . . . . . . . . . .      (312,746 )       (354,539)
     Less: Accumulated capital lease amortization . . .        (39,371)        (48,963)
                                                             ----------     -----------

     Property, plant and equipment, net . . . . . . . .     $ 601,897       $  624,724
                                                            =========       ==========

(4)  ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                            JANUARY 30,      JANUARY 29,
                                                                1994            1995
                                                             ==========      ==========
                                                                (DOLLARS IN THOUSANDS)
     Accrued wages, vacation and sick leave . . . . . .      $  34,763        $ 43,766
     Taxes other than income tax  . . . . . . . . . . .        11,084           10,055
     Interest . . . . . . . . . . . . . . . . . . . . .        11,090            8,670
     Other  . . . . . . . . . . . . . . . . . . . . . .        44,606           37,313
                                                            ---------        ---------
                                                            $ 101,543        $  99,804
                                                            ==========       =========

                             RALPHS GROCERY COMPANY

5)   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                     JANUARY 30,     JANUARY 29,
                                                                                        1994            1995
                                                                                     ==========      ==========
                                                                                       (DOLLARS IN THOUSANDS)
     First mortgage notes payable in monthly installments,
      commencing June 1, 1994 of $1.6 million including interest at an effective rate of 9.651%; interest only payable
      monthly prior to June 1, 1994.  Final payment due
      June 1, 1999.  Secured by land and buildings with a net
      book value of $188.8 million  . . . . . . . . . . . . . . . .                  $178,013         $176,634

     Notes payable in varying monthly installments including
      interest ranging from 11.5% to 18.96%. Final payment
      due through November 30, 1996.  Secured by equipment
      with a net book value of $28.5 million  . . . . . . . . . . .                     9,721            6,291

     Capitalized lease obligations at interest rates ranging
      from 7.25% to 14.0% maturing at various dates through
      2019 (Note 6) . . . . . . . . . . . . . . . . . . . . . . . .                    61,150           89,084

     Note payable to bank . . . . . . . . . . . . . . . . . . . . .                   300,000          245,000

     Initial Notes and Exchange Notes, 9.0%, due 2003 . . . . . . .                   150,000          150,000

     Senior Subordinated Debentures, 10 1/4%, due 2002  . . . . . .                   300,000          300,000
                                                                                     --------         --------

     Total long-term debt . . . . . . . . . . . . . . . . . . . . .                   998,884          967,009
     Less current maturities  . . . . . . . . . . . . . . . . . . .                   (70,975)         (83,989)
                                                                                     --------         --------

     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                  $927,909         $883,020
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

                             RALPHS GROCERY COMPANY

     The note payable to bank and working capital line, under the 1992 Credit Agreement, are secured by first priority liens on Ralphs' inventory and receivables, servicemarks and registered trademarks, equipment (other than equipment located at facilities subject to existing liens in favor of equipment financiers) and after-acquired real property interests and all existing real property interests (other than those that are subject to prior encumbrances) and bears interest at the rates, as selected by Ralphs as follows: (i) 1 3/4% over the prime rate, or (ii) 2 3/4% over the Eurodollar Rate. Interest calculated pursuant to (i) above is payable quarterly, otherwise interest is payable quarterly or at the selected borrowings option maturity. During the 52 weeks ended January 29, 1995, interest rates under these borrowings ranged from 5.9375% to 10.25%. Ralphs is required to pay an annual administrative fee of $300,000 pursuant to the 1992 Credit Agreement as well as a commitment fee of 0.5% on the average daily amounts available for borrowing under the $120.0 million working capital credit line.

     The 1992 Credit Agreement, which includes a $350.0 million term loan and $120.0 million working capital credit line, also supports up to $60.0 million of letters of credit which reduce the available borrowings on the credit line. The 1992 Credit Agreement is subject to quarterly principal payment requirements, which commenced on March 31, 1993, with payment in full on June 30, 1998. As of January 29, 1995, $52.4 million of letters of credit and $51.5 million in borrowings were outstanding, with $16.1 million available under the working capital credit line.

     In the fourth quarter of Fiscal 1992, Ralphs entered into an interest rate cap agreement with an effective date of November 6, 1992 and a three year maturity. The interest rate cap agreement hedges the interest rate in excess of 6.5% LIBOR on $ 105.0 million principal amount against increases in short-term rates. This agreement satisfies interest rate protection requirements under the 1992 Credit Agreement. In addition to the interest rate cap agreement, Ralphs entered into an interest rate swap agreement on $ 150.0 million notional principal amount. Under the interest rate swap agreement, Ralphs is required to pay interest based on LIBOR at the end of each six month calculation period and Ralphs will receive interest payments based on LIBOR at the beginning of each six month calculation period. This interest rate swap agreement has a three-year term expiring November 6, 1995. Ralphs is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, Ralphs does not anticipate nonperformance by the counterpart.

     The following details the impact of the hedging activity on the weighted average interest rate for each of the last three fiscal years.

                                                  With hedge     Without hedge
                                                  ----------     -------------
     1992 . . . . . . . . . . . . . . . . . . .     10.52%           10.22%
     1993 . . . . . . . . . . . . . . . . . . .      8.96%            8.96%
     1994 . . . . . . . . . . . . . . . . . . .      9.37%            9.18%

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

     The aforementioned debt agreements contain various restrictive covenants pertaining to net worth levels, limitations on additional indebtedness and capital expenditures, financial ratios and dividends. The 1992 Credit Agreement requires Ralphs to reduce its working capital credit line to zero for 30 consecutive days annually. The current annual period extends from July 1 to June 30. The Company has not yet complied with this annual covenant.
The Company intends to either satisfy this covenant by June 30, 1995 or seek to obtain the necessary waiver from its lenders, if such event of non-compliance ultimately occurs but there is no assurance that such waiver will be granted, or, if granted, will be on terms acceptable to the Company.
At January 29, 1995, Ralphs is in compliance with all its 1992 Credit Agreement restrictive covenants. The Company currently anticipates that it may be out of compliance with certain other maintenance covenants at the end of the second quarter of 1995. The Company intends to seek the necessary waivers from its lenders should these events of non-compliance ultimately occur, but there is no assurance that such waivers will be granted or, if granted, will be on terms acceptable to the Company.

                             RALPHS GROCERY COMPANY

     The aggregate maturities on long-term debt for each of the five years subsequent to fiscal 1994 as follows:

                                                                (DOLLARS IN THOUSANDS)
            1995  . . . . . . . . . . . . . . . . . . . .              $  83,989
            1996  . . . . . . . . . . . . . . . . . . . .                 86,792
            1997  . . . . . . . . . . . . . . . . . . . .                 84,771
            1998  . . . . . . . . . . . . . . . . . . . .                 53,605
            1999  . . . . . . . . . . . . . . . . . . . .                175,400
            2000 and thereafter   . . . . . . . . . . . .                482,452
                                                                        --------
                                                                        $967,009
                                                                        ========

     The unaudited fair value of each class of financial instruments (where practical), all held for non-trading purposes, is as follows in (000's):

            Long-term debt  . . . . . . . . . . . . . . . . . . . . .   $953,883
            Interest rate swap agreement  . . . . . . . . . . . . . .   $  1,252
            Interest rate cap agreement   . . . . . . . . . . . . . .   $   (366)

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

     Minimum rental payments due under capital leases and operating leases subsequent to fiscal 1994 are as follows:

                                                                      CAPITAL        OPERATING
                                                                      LEASES           LEASES           TOTAL
                                                                     ========        =========        ========
                                                                            (DOLLARS IN THOUSANDS)

     1995 . . . . . . . . . . . . . . . . . . . . . . . .            $ 21,640        $ 61,324         $ 82,964
     1996 . . . . . . . . . . . . . . . . . . . . . . . .              19,093          60,847           79,940
     1997 . . . . . . . . . . . . . . . . . . . . . . . .              18,288          58,182           76,470
     1998 . . . . . . . . . . . . . . . . . . . . . . . .              15,901          53,321           69,222
     1999 . . . . . . . . . . . . . . . . . . . . . . . .              11,784          52,839           64,623
     2000 and thereafter  . . . . . . . . . . . . . . . .              53,959         373,021          426,980
                                                                      -------        --------         --------

     Total minimum lease payments . . . . . . . . . . . .            $140,665        $659,534         $800,199
                                                                                     ========         ========
     Less amounts representing interest . . . . . . . . .             (51,581)
                                                                     ---------
     Present value of net minimum lease payments  . . . .              89,084

     Less current portion of lease obligations  . . . . .             (13,151)
                                                                     ---------

     Long-term capital lease obligations  . . . . . . . .            $ 75,933
                                                                     ========

                             RALPHS GROCERY COMPANY

Total rent expense is summarized as follows:

                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
     Capital Leases
       Contingent rental  . . . . . . . . . . . . .           $ 2,443              $ 2,241             $ 2,256
       Rentals from subleases . . . . . . . . . . .            (2,144)              (2,048)             (1,734)
     Operating Leases
       Minimum rentals  . . . . . . . . . . . . . .            49,001               54,965              55,906
       Contingent rentals . . . . . . . . . . . . .             5,058                3,645               3,763
       Rentals from subleases . . . . . . . . . . .            (1,123)              (1,150)             (1,791)
                                                              -------              -------             -------
                                                              $53,235              $57,653             $58,400
                                                              =======              =======             =======

(7)   SELF-INSURANCE

     Ralphs is a qualified self-insurer in the State of California for worker's compensation and for automobile liability. For fiscal 1992, 1993 and 1994 self insurance loss provisions amounted to (in thousands) $25,950, $30,323 and $14,003, respectively. Ralphs discounts self-insurance liabilities using an 8% discount rate for all years presented. Management believes that this rate approximates the time value of money over the anticipated payout period (approximately 8 years) for essentially risk free investments.

     Based on a review of modifications in its workers compensation and general liability insurance programs, Ralphs adjusted its self- insurance costs during Fiscal 1994, resulting in a reduction in the loss provision in fiscal 1994 of approximately $18.9 million.

     Ralphs' historical self-insurance liability for the previous two fiscal years is as follows:

                                                                                 52 WEEKS             52 WEEKS
                                                                                   ENDED                ENDED
                                                                                JANUARY 30,          JANUARY 29,
                                                                                   1994                 1995
                                                                                ==========           ==========
                                                                                     (DOLLARS IN THOUSANDS)
       Self Insurance liability . . . . . . . . . . . . . . . . . . . . . .       $ 97,864            $ 87,830
       Less : Discount  . . . . . . . . . . . . . . . . . . . . . . . . . .        (17,854)            (15,324)
                                                                                 ---------            --------
       Net Self Insurance Liability . . . . . . . . . . . . . . . . . . . .      $  80,010            $ 72,506
                                                                                 =========            ========

     The Company expects that cash payments for claims over the next 5 years will aggregate approximately $28 million (unaudited) in fiscal year 1995, $19 million (unaudited) in fiscal year 1996, $13 million (unaudited) in fiscal year 1997, $8 million (unaudited) in fiscal year 1998 and $7 million (unaudited) in fiscal year 1999.

(8)   COMMITMENTS AND CONTINGENCIES

     In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class

                             RALPHS GROCERY COMPANY
actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14, and December 23, 1992, respectively. The Court has yet to certify any of these classes. A demurrer to the complaints was denied. Notwithstanding that it believes there is no merit to these cases, Ralphs had reached an agreement in principle to settle them. However, no settlement agreement has been signed. The Company does not believe that the resolution of these cases will have a material adverse effect on its future financial condition. Any settlement would be subject to court approval.

     On March 25, 1991, George A. Koteen Associates, In. ("Koteen Associates") commenced an action in San Diego Superior Court alleging that Ralphs breached an alleged utility rate consulting agreement. In December 1992, a jury returned a verdict of approximately $4.9 million in favor of Koteen Associates and in March 1993, attorney's fees and certain other costs were awarded to the plaintiff. Ralphs has appealed the judgment and fully reserved in Fiscal 1992 against an adverse ruling by the appellate courts.

     In April 1994, Ralphs was served with a complaint filed by over 240 former employees at Ralphs' bakery in the Atwater district of Los Angeles (the "Bakery Plaintiffs"). The action was commenced in the United States District Court for the Central District of California, and, among other claims, the Bakery Plaintiffs alleged that Ralphs breached its collective bargaining agreement and violated the Workers Adjustment Retraining Notification Act (the "WARN Act") when it downsized and subsequently closed the bakery. In their complaint, the Bakery Plaintiffs are seeking damages for lost wages and benefits as well as punitive damages. The Bakery Plaintiffs also named Ralphs and two of its management employees in fraud, conspiracy and emotional distress causes of action. In addition, the Bakery Plaintiffs sued their union local for breach of its duty of fair representation and other alleged misconduct, including fraud and conspiracy. The defendants have answered the complaint and discovery is ongoing. Trial is set for February, 1996, and Ralphs is vigorously defending this suit. Management believes, based on its assessment of the facts, that the resolution of this case will not have a material effect on the Company's financial position or results of operations.

     In addition, Ralphs is a defendant in a number of other cases currently in litigation or potential claims encountered in the normal course of business which are being vigorously defended. In the opinion of management, the resolutions of these matters will not have a material effect on Ralphs' financial position or results of operations.

  Environmental Matters

     In January 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that Ralphs conduct a subsurface characterization of Ralphs' Atwater property. This request was part of an ongoing effort by the Regional Board, in connection with the U.S. Environmental Protection Agency (the "EPA"), to identify contributors to groundwater contamination in the San Fernando Valley. Significant parts of the San Fernando Valley, including the area where Ralphs' Atwater property is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. On June 18, 1991, the EPA made its own request for information concerning the Atwater property. Since that time, the Regional Board has requested further investigation by Ralphs. Ralphs has conducted the requested investigations and has reported the results to the Regional Board. Approximately 25 companies have entered into a Consent Order (EPA Docket No. 94-11) with the EPA to investigate and design a remediation system for contaminated groundwater beneath an area which includes the Atwater property. Ralphs is not a party to the Consent Order, but is cooperating with requests of the subject companies to allow installation of monitoring or recovery wells on Ralphs' property. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial condition or results of operations.

     Ralphs has removed underground storage tanks and remediated soil contamination at the Atwater property. In some instances the removals and the contamination were associated with grocery business operations; in others they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the Atwater property, management does not believe that the costs of remediating such contamination will be material to the Company.

                             RALPHS GROCERY COMPANY

     Apart from the Atwater property, the Company has recently had environmental assessments performed on a significant portion of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations

     Ralphs has incurred approximately $4.5 million in non-recurring capital expenditures for conversion of refrigerants during 1994. Other than these expenditures, Ralphs has not incurred material capital expenditures for environmental controls during the previous three years, nor does management anticipate incurring such expenditures during the current fiscal year or the succeeding fiscal year.

     Ralphs is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.

(9)  REDEEMABLE PREFERRED STOCK

     Ralphs' non-voting preferred stock consisted of 10,000,000 shares of authorized $.01 par value preferred stock. At February 3, 1991 and February 2, 19892, 170,000 shares of Class A Preferred Stock and 130,000 shares of Class B Preferred Stock were issued and outstanding. All of the outstanding shares of preferred stock were redeemed by Ralphs during February 1992 at their initial issuance price of $3.0 million.

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

     Ralphs accrued for the increase in equity appreciation rights over the contractually defined vesting period (fully accrued in fiscal 1991), based upon the maximum allowable contractual amount which approximated ending appraised value.

     Under the Amended Plan, all outstanding Equity Rights vested in full are no longer subject to forfeiture by the holders, except in the event a holder's employment is terminated for cause within the meaning of the Amended Plan. The appraised value of Ralphs' equity is to be determined as of May 1 each year by an investment banking company engaged for this purpose utilizing the methodology specified in the Amended Plan (which is unchanged from that specified in the 1988 Plan); however, under the Amended Plan the appraised value of Ralphs' equity for purposes of the plan may not be less than $400.0 million nor exceed $517.0 million. The amount of equity rights redeemable at any given time is defined in each holders' separate agreement. On exercise of an equity right, the holder will be entitled to receive a pro rata percentage of any such increase in appraised value. In addition, the Amended Plan provides for the possible additional further payment to the holder of each exercised Equity Right of an amount equal to the "Deferred Value" of such Equity Right as defined in the Amended Plan. Ralphs did not incur any expense under the Equity Appreciation Rights Plan in fiscal 1992, fiscal 1993 and fiscal 1994.

     The amount of Equity Rights redeemable for each of the four years subsequent to fiscal 1994 are as follows:

                                                                  (DOLLARS IN THOUSANDS)
            1995  . . . . . . . . . . . . . . . . . . . .                $ 6,669
            1996  . . . . . . . . . . . . . . . . . . . .                 12,389
            1997  . . . . . . . . . . . . . . . . . . . .                  3,636
            1998  . . . . . . . . . . . . . . . . . . . .                 10,150
                                                                         -------
                                                                         $32,844
                                                                         =======

                             RALPHS GROCERY COMPANY

(11)  INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
     Current
       Federal  . . . . . . . . . . . . . . . . . .           $ 4,173           $   (2,424)           $    713
       State  . . . . . . . . . . . . . . . . . . .                --                3,500               2,653
                                                              -------           ----------            --------
                                                              $ 4,173           $    1,076            $  3,366
                                                              -------           ----------            --------

     Deferred
       Federal  . . . . . . . . . . . . . . . . . .           $    --           $ (109,125)           $ (3,366)
       State  . . . . . . . . . . . . . . . . . . .                --                   --                  --
                                                              -------           ----------            --------

                                                              $    --           $ (109,125)           $ (3,366)
                                                              -------           -----------           ---------
       Total income tax expense (benefit) . . . . .           $ 4,173           $ (108,049)           $     --
                                                              =======           ===========           ========


     Income tax expense (benefit) has been classified in the accompanying statements of operations as follows:

                                                                1993              1994                   1995
                                                             =========         ==========             =========
Earnings before extraordinary items . . . . . . . .          $  8,346           $ (108,049)           $     --
Extraordinary item  . . . . . . . . . . . . . . . .            (4,173)                  --                  --
                                                             ---------          ----------            --------
Net tax expense (benefit) . . . . . . . . . . . . .          $  4,173           $ (108,049)           $     --
                                                             ========           ===========           ========

                             RALPHS GROCERY COMPANY

     The differences between income tax expense and income taxes computed using the top marginal U.S. Federal income tax rate of 34% for Fiscal 1992 and, of 35% for Fiscal 1993 and Fiscal 1994 applied to earnings (loss) before income taxes (including, in Fiscal 1992, the extraordinary loss of $74.8 million) were as follows:

                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
     Amount of expected expense (benefit) computed
      using the statutory Federal rate  . . . . . .          $(24,450)          $   10,611            $ 11,241
       Utilization of financial operating loss  . .                --              (10,611)            (11,241)
       Amortization of excess cost over net assets
        acquired  . . . . . . . . . . . . . . . . .             3,356                   --                 --
        State income taxes, net of Federal income
        tax benefit . . . . . . . . . . . . . . . .                --                3,500               2,653
       Accounting limitation (recognition) of deferred
        tax benefit . . . . . . . . . . . . . . . .            20,041             (109,125)             (3,366)
       Alternative minimum tax  . . . . . . . . . .             4,173                  625                 --
       Other, net . . . . . . . . . . . . . . . . .             1,053               (3,049)                713
                                                             --------           -----------           --------
           Total income tax expense (benefit) . . .          $  4,173           $ (108,049)           $    --
                                                             ========           ===========           ========

     Ralphs' deferred tax assets, recorded under SFAS 109, were comprised of the following:

                                                                                 52 WEEKS             52 WEEKS
                                                                                   ENDED                ENDED
                                                                                JANUARY 30,          JANUARY 29,
                                                                                   1994                 1995
                                                                                ==========           ==========
                                                                                     (DOLLARS IN THOUSANDS)
     Deductible intangible assets . . . . . . . . . . . . . . . . . . . . .      $  56,000           $  43,000
     Net operating loss carryforward and tax credit . . . . . . . . . . . .         40,125              55,000
     Self insurance accrual . . . . . . . . . . . . . . . . . . . . . . . .         43,000              25,000
     Software basis difference and amortization . . . . . . . . . . . . . .             --                 --
     Fees collected in advance  . . . . . . . . . . . . . . . . . . . . . .             --               2,600
     Property, plant and equipment basis difference and
      depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,000              16,000
     Equity appreciation rights . . . . . . . . . . . . . . . . . . . . . .         16,000              11,000
     Favorable lease basis differences  . . . . . . . . . . . . . . . . . .         16,000              16,000
     State deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . .         17,000              19,000
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,000              51,103
                                                                                 ---------           ---------
                                                                                   249,125             238,703
       Less valuation allowance . . . . . . . . . . . . . . . . . . . . . .       (140,000)           (126,212)
                                                                                 ----------          ----------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 109,125           $ 112,491
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

                             RALPHS GROCERY COMPANY

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

     The Act has significantly impacted the aggregate deferred tax asset position of Ralphs at January 29, 1995. Ralphs elected to retroactively apply certain provisions of the Act related to the February 3, 1992 change of control for Federal tax purposes. As such, approximately $610.7 million in excess of cost over net assets acquired became fully deductible for Federal tax purposes. This amount is deductible over 15 years. This excess in the tax basis and financial statement basis of excess of cost over net assets acquired aggregated $123.0 million at January 29, 1995.

     During the year ended January 30, 1994, Ralphs recorded the incremental impact of the Act on deductible temporary differences and increased its deferred income tax assets by a net amount of $109.1 million. The decision to reduce the valuation allowance was based upon several factors. Specific among them, was the Company's completion of its restructuring plan which effectively reduced estimated interest expense by approximately $9.0 as compared to the year ended January 31, 1993. In addition, the January 31, 1993 operating results were negatively effected by several charges including provisions for restructuring, legal settlements and a loss on retirement of debt all aggregating approximately $90 million on a pre-tax basis.

     Although there can be no assurance as to future taxable income, the Company believes that, based upon the above mentioned events, as well as the Company's expectation of future taxable income, it is more likely than not that the recorded deferred tax asset will be realized. In order to realize the net deferred tax asset currently recorded, Ralphs will need to generate sufficient future taxable income, assuming current tax rates, of approximately $320.0 million.

     At January 29, 1995, the Company has Federal net operating loss (NOL) carryforwards of approximately $162.0 million and Federal and state Alternative Minimum Tax Credit carryforwards of approximately $2.1 million which can be used to offset Federal taxable income and regular taxes payable, respectively. The NOL carryforwards begin expiring in 2008.

     During the past three fiscal years, the Company has generated Federal taxable losses of approximately $162.0 million versus financial pre-tax earnings of approximately $65.2 million for the same periods. These differences result principally from excess tax versus financial amortization on certain intangible assets (excess of cost over net assets acquired), as well as several other originating temporary differences.

(12)  EMPLOYEE BENEFIT PLANS

     Ralphs has a defined benefit pension plan covering substantially all employees not already covered by collective bargaining agreements with at least one year of credited service (defined at 1,000 hours). Ralphs' policy is to fund pension costs at or above the minimum annual requirement.

     On February 23, 1990, the Company adopted a Supplemental Executive Retirement Plan covering certain key officers of Ralphs. The Company has purchased split dollar life insurance policies for participants under this plan. Under certain circumstances, the cash surrender value of certain split dollar life insurance policies will offset Ralphs obligations under the Supplemental Executive Retirement Plan.

     During the second quarter of 1994, the Company approved and adopted a new non-qualified retirement plan, the Ralphs Grocery Company Retirement Supplemental Plan ("Retirement Supplement Plan") effective January 1, 1994 and amended the existing Supplemental Executive Retirement Plan effective April 9, 1994. These changes to the retirement plans were made pursuant to the enactment of the 1993 Omnibus Budget Reconciliation Act.

                             RALPHS GROCERY COMPANY

     At January 29, 1995, the Company recorded a $4.0 million additional minimum liability in offsetting intangible asset to reflect the changes in the new and amended plans.

     Under the provisions of the Retirement Supplement Plan, participants are entitled to receive benefits based on earnings over the indexed amount of $150,000.

     The following actuarially determined components were included in the net pension expense:


                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
     Service cost . . . . . . . . . . . . . . . . .           $ 2,076              $ 2,228             $ 2,901
     Interest cost on projected benefit obligation              2,471                2,838               3,821
     Actual return on assets  . . . . . . . . . . .            (2,794)              (2,695)             (1,447)
     Net amortization and deferral  . . . . . . . .               237                  (46)             (1,100)
                                                              -------              ------ -            -------
       Net pension expense  . . . . . . . . . . . .           $ 1,990              $ 2,325             $ 4,175
                                                              =======              =======             =======

     The funded status of Ralphs, pension plan, (based on December 31, 1993 and 1994 asset values), is as follows:

                                                                                 52 WEEKS             52 WEEKS
                                                                                   ENDED                ENDED
                                                                                JANUARY 30,          JANUARY 29,
                                                                                   1994                 1995
                                                                                ==========           ==========
                                                                                     (DOLLARS IN THOUSANDS)
Assets Exceed Accumulated Benefits:
Actuarial present value of benefit obligations:
  Vested benefit obligation . . . . . . . . . . . . . . . . . . . . . . . .        $29,659             $31,621
  Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . .         29,950              31,856
  Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . .         42,690              45,246
  Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . .         32,968              38,179
                                                                                   -------             -------

Projected benefit obligation in excess of Plan Assets . . . . . . . . . . .         (9,722)             (7,067)
Unrecognized net gain . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,567               3,611
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . .         (1,778)             (1,659)
Unrecognized net asset  . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 --
                                                                                   -------             -------
  Accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . .        $(6,933)            $(5,115)
                                                                                   =======             =======

                             RALPHS GROCERY COMPANY

                                                                JANUARY 29,
                                                                    1995
                                                                ===========
                                                                  (000'S)
Accumulated Benefits Exceed Assets:
Actuarial present value of benefit obligations:
  Vested benefit obligation . . . . . . . . . . . . . . . .       $ 2,982
  Accumulated benefit obligation  . . . . . . . . . . . . .         2,982
  Projected benefit obligation  . . . . . . . . . . . . . .         7,102
  Plan assets at fair value . . . . . . . . . . . . . . . .           --
                                                                  -------
Projected benefit obligation in excess of Plan Assets . . .        (7,102)
Unrecognized net gain . . . . . . . . . . . . . . . . . . .          (229)
Unrecognized prior service cost . . . . . . . . . . . . . .         8,354
Unrecognized net asset  . . . . . . . . . . . . . . . . . .        (4,005)
                                                                  -------
  Accrued pension cost  . . . . . . . . . . . . . . . . . .       $(2,982)
                                                                  =======


     The accrued pension cost for accumulated benefits that exceeded assets at January 30, 1994 was immaterial to the consolidated financial statements.

     Service costs for fiscal 1992 and 1993 were calculated using a discount rate of 8.5% and a rate of increase in future compensation levels of 6.0%. The 1994 discount rate and the rate of increase in future compensation levels were reduced to 7.75% and 5.0% respectively to reflect the decline in interest rates in 1994. The discount rate will be increased to 8.25% in 1995 in order to reflect the increase in the current long-term interest rate. A long-term rate of return on assets of 9.0% was used for fiscal 1992, 1993 and 1994.

     The pension plan assets consist primarily of common stocks, bonds, debt securities, and a money market fund. Plan benefits are based primarily on years of service and on average compensation during the last years of employment.

     Ralphs participates in multi-employer pension plans and health and welfare plans administered by various trustees for substantially all union employees. Contributions to these plans are based upon negotiated contractual rates. In both Fiscal 1992 and Fiscal 1993 the multi-employer pension plan was deemed to be overfunded based upon the collective bargaining agreement then currently in force. During Fiscal 1993 the agreement called for pension benefits which resulted in additional required expense. The UFCW health and welfare benefit plans were overfunded and those employers who contributed to these plans received a prorata share of excess reserve in these health care benefit plans through a reduction in current maintenance payments. Ralphs' share of the excess reserve was approximately $24.5 million of which $11.8 million was recognized in Fiscal 1993 and the remainder, $12.7 million, was recognized in Fiscal 1994. Since employers are required to make contributions to the benefit funds at whatever level is necessary to maintain plan benefits, there can be no assurance that plan maintenance payments will remain at current levels.

                             RALPHS GROCERY COMPANY

The expense related to these plans is summarized as follows:


                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
Multi-employer pension plans  . . . . . . . . . . .           $ 7,973              $17,687             $ 8,897
                                                              =======              =======             =======

Multi-employer health and welfare . . . . . . . . .           $71,183              $45,235             $66,351
                                                              =======              =======             =======


     Ralphs maintains the Ralphs Grocery Company Savings Plan Plus--Prime and the Ralphs Grocery Savings Plan Plus - Basic (collectively referred to as the"401(k) Plan") covering substantially all employees who are not covered by collective bargaining agreements and who have at least one year of credited service (defined at 1,000 hours). The 401(k) Plan provided for both pre-tax and after-tax contributions by participating employees. With certain limitations, participants may elect to contribute from 1% to 12% of their annual compensation on a pre-tax basis to the Plan. Ralphs has committed to match a minimum of 20% of an employee's contribution to the 401(k) Plan that do not exceed 5% of the employee's compensation. Expenses under the 401(k) Plan for fiscal 1992, 1993 and 1994 were $407,961, $431,774 and $446,826, respectively.

     Ralphs has an executive incentive compensation plan which covers approximately 39 key employees. Benefits to participants are earned based on a percentage of base compensation upon attainment of a targeted formula of earnings. Expense under this plan for fiscal 1992, 1993 and 1994 was $2.5 million, $2.6 million and $2.4 million, respectively. Ralphs has also adopted an incentive plan for certain members of management. Benefits to participants are earned based on a percentage of base compensation upon attainment of a targeted formula of earnings. Expense under this plan for fiscal 1992, 1993 and 1994 was $2.8 million, $3.0 million and $3.1 million, respectively.

     The aforementioned incentive plans may be cancelled by the Board of Directors at any time.

     Ralphs sponsors a postretirement medical benefit plan (Postretirement Medical Plan) covering substantially all employees who are not members of a collective bargaining agreement and who retire under certain age and service requirements.

     The Postretirement Medical Plan is a traditional type medical plan providing outpatient, inpatient and various other covered services. Such benefits are funded from Ralphs' general assets. The calendar year deductible is $1,270 per individual, indexed to the Medical Consumer Price Index.

                             RALPHS GROCERY COMPANY

     The net periodic cost of the Postretirement Medical Plan includes the following components:


                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
Service cost  . . . . . . . . . . . . . . . . . . .            $1,908               $1,767              $1,396
Interest cost . . . . . . . . . . . . . . . . . . .             1,367                1,603               1,387
Return on plan assets . . . . . . . . . . . . . . .                --                   --                  --
Net amortization and deferral . . . . . . . . . . .                --                   --                (228)
                                                               ------               ------              -------
  Net postretirement benefit cost . . . . . . . . .            $3,275               $3,370              $2,555
                                                               ======               ======              ======

     The funded status of the postretirement benefit plan is as follows:

                                                                                 52 WEEKS             52 WEEKS
                                                                                   ENDED                ENDED
                                                                                JANUARY 30,          JANUARY 29,
                                                                                   1994                 1995
                                                                                ==========           ==========
                                                                                     (DOLLARS IN THOUSANDS)
Accumulated postretirement benefit obligation:
Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,237            $  1,303
Fully eligible plan participants  . . . . . . . . . . . . . . . . . . . . .            357               1,499
Other active plan participants  . . . . . . . . . . . . . . . . . . . . . .         16,062              10,289
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .             --                  --
                                                                                  --------            --------

Funded status . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17,656)            (13,091)
Plan assets in excess of projected obligations  . . . . . . . . . . . . . .             --                 --
Unrecognized gain (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .          6,302              13,676
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . .             --                (358)
                                                                                  --------            ---------
Accrued postretirement benefit obligation . . . . . . . . . . . . . . . . .       $(23,958)           $(26,409)
                                                                                  =========           =========


     Service cost was calculated using a medical cost trend of 10.5% for fiscal 1992. Service cost was calculated using a medical cost trend of 10.5% and a decreasing medical cost trend rate of 14% - 8% for 1993 and 1994 respectively. The discount rate for 1993 was 8.5% and was reduced to 7.75% in 1994 to reflect the decline in interest rates in 1994. In 1995, the discount rate will increase to 8.25% in order to reflect the increase in the current long-term interest rate. The long term rate of return of plan assets is not applicable as the plan is not funded.

     The effect of a one-percent increase in the medical cost trend would increase the fiscal 1994 service and interest cost to 18%. The accumulated postretirement benefit obligation at January 29, 1995 would also increase by 27%.

                             RALPHS GROCERY COMPANY

(13)  QUARTERLY RESULTS (UNAUDITED)

     Quarterly results for fiscal 1993 and 1994 are as follows:

                                                       GROSS     OPERATING      INCOME       NET
                                                       SALES       PROFIT       INCOME      TAXES      EARNINGS
                                                       =====       ======       ======      =====      ========
                                                                        (DOLLARS IN MILLIONS)
FY 1993 Quarters
12 weeks ended 04/25/93 . . . . . . . . . . .        $  632.4      $142.4      $ 31.4    $    1.0       $  3.9
12 weeks ended 07/18/93 . . . . . . . . . . .           629.0       145.2        36.8        (1.0)        12.9
12 weeks ended 10/10/93 . . . . . . . . . . .           612.8       141.5        31.7          --          7.0
16 weeks ended 01/30/94 . . . . . . . . . . .           856.0       207.4        52.2      (108.0)       114.6
                                                     --------      ------      ------     --------      ------

     Total  . . . . . . . . . . . . . . . . .        $2,730.2      $636.5      $152.1     $(108.0)      $138.4
                                                     ========      ======      ======     ========      ======

FY 1994 Quarters
12 weeks ended 04/24/94 . . . . . . . . . . .        $  616.0      $141.7      $ 34.1     $    --       $  8.4
12 weeks ended 07/17/94 . . . . . . . . . . .           625.0       142.9        32.9          --          7.2
12 weeks ended 10/09/94 . . . . . . . . . . .           615.4       138.8        30.8          --          4.3
16 weeks ended 01/29/95 . . . . . . . . . . .           868.2       200.2        47.8          --         12.2
                                                     --------      ------      ------      ------       ------

     Total  . . . . . . . . . . . . . . . . .        $2,724.6      $623.6      $145.6      $   --       $ 32.1
                                                     ========      ======      ======      ======       ======

(14)  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              52 WEEKS            52 WEEKS             52 WEEKS
                                                                ENDED               ENDED               ENDED
                                                             JANUARY 31,         JANUARY 30,         JANUARY 29,
                                                                1993                1994                 1995
                                                             ==========          ==========           ==========
                                                                           (DOLLARS IN THOUSANDS)
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized . . . .          $ 118,391            $ 93,738             $ 99,067
  Income taxes paid . . . . . . . . . . . . . . . .          $   7,169            $  2,423             $  6,270

  Capital lease assets and obligations assumed  . .          $      --            $ 15,395             $ 41,131

                             RALPHS GROCERY COMPANY

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

The following table summarizes the Ralphs Non- qualified Stock Option Plan.

Options Outstanding at January 31, 1993:
  Beginning of year                                 --         --
  Granted                                    3,162,235     $20.21
  Exercised                                         --         --
  Cancelled                                         --         --
  Expired                                           --         --
                                             ---------     ------
    End of year                              3,162,235     $20.21
                                             ---------     ------

Exercisable at end of year                     405,880         --
                                             ---------     ------

Available for grant at end of year                  --         --
                                             ---------     ------


Options Outstanding at January 30, 1994:
  Beginning of year                          3,162,235     $20.21
  Granted                                           --         --
  Exercised                                         --         --
  Cancelled                                         --         --
  Expired                                           --         --
    End of year                              3,162,235     $20.21
                                             ---------     ------

Exercisable at end of year                     811,760         --
                                             ---------     ------

Available for grant at end of year                  --         --
                                             ---------     ------

     The option price for outstanding options at January 29, 1995 assumes a grant date fair market value of Common Stock of the Holding Company equal to $20.21 per share, which represents the high end of a range of estimated values of the Common Stock of the Holding Company on February 3, 1992, the date of the grant.

                             RALPHS GROCERY COMPANY

(16)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value is discussed in Note 2.

     The unaudited fair value of each class of financial instruments (where practical), all held for non-trading purposes, is as follows in (000's):

                                           JANUARY 30, 1994                    JANUARY 29, 1995
                                               CARRYING                            CARRYING
                                                AMOUNT         FAIR VALUE           AMOUNT       FAIR VALUE
                                                ------         ----------           ------       ----------
     Long term debt . . . . . . . . . . .     $ 998,884        $ 1,014,634         $967,009       $953,883
     Interest rate swap agreements  . . .        n/a                 1,153           n/a             1,252
     Interest rate cap agreements . . . .        n/a                   (19)          n/a              (366)

     In the fourth quarter of Fiscal 1992, Ralphs entered into an interest rate cap agreement with an effective date of November 6, 1992 and a three year maturity. The interest rate cap agreement hedges the interest rate in excess of 6.5% LIBOR on $ 105.0 million principal amount against increases in short-term rates. This agreement satisfies interest rate protection requirements under the 1992 Credit Agreement. In addition to the interest rate cap agreement, Ralphs entered into an interest rate swap agreement on $ 150.0 million notional principal amount. Under the interest rate swap agreement, Ralphs is required to pay interest based on LIBOR at the end of each six month calculation period and Ralphs will receive interest payments based on LIBOR at the beginning of each six month calculation period. This interest rate swap agreement has a three-year term expiring November 6, 1995. Ralphs is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, Ralphs does not anticipate nonperformance by the counterpart.

     The following details the impact of the hedging activity on the weighted average interest rate for each of the last three fiscal years.

                                        With hedge          Without hedge
                                        ----------          -------------
     1992 . . . . . . . . . . . . . .     10.52%                10.22%
     1993 . . . . . . . . . . . . . .      8.96%                 8.96%
     1994 . . . . . . . . . . . . . .      9.37%                 9.18%


(17)  THE MERGER (UNAUDITED)

     On September 14, 1994, Food 4 Less Supermarkets, Inc. ("Food 4 Less"), Food 4 Less Holdings, Inc. ("Holdings"), and the parent company of Holdings, Food 4 Less, Inc. ("FFL"), entered into a definitive Agreement and Plan of Merger (as amended from time to time, the "Merger Agreement") with Ralphs Supermarkets, Inc. (the "Holding Company") and its stockholders. Pursuant to the terms of the Merger Agreement, Food 4 Less will be merged with and into Holding Company (the "RSI Merger") and Holding Company will continue as the surviving corporation. Food 4 Less is a multiple format supermarket operator that operates in three geographic areas: Southern California, Northern California and certain areas of the Midwest.

     Immediately following the RSI Merger, Ralphs Grocery Company ("RGC"), which is currently a wholly-owned subsidiary of Holding Company, will merge with and into Holding Company (the "RGC Merger", and together with the RSI Merger, the "Merger"), and Holding Company will change its name to Ralphs Grocery Company (the "New Company"). Prior to the Merger, FFL will merge with and into Holdings, which will be the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Holdings will change its jurisdiction of incorporation by merging with a newly-formed, wholly-owned subsidiary ("New Holdings"), incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger, the New Company will become a wholly-owned subsidiary of New Holdings. Agreement has been reached with each of the California Attorney General and the Federal Trade Commission for approval of the Merger. Food 4 Less and Ralphs have agreed in a settlement agreement with the Attorney General to divest 27 specific stores in Southern California. Under the agreement, the Company must divest 14 stores by June 30, 1995, and the balance of 13 stores by December 31, 1995.

                             RALPHS GROCERY COMPANY

     In order to consummate the Merger, Food 4 Less has made an Offer to Exchange and Offer to Purchase and Solicit Consents with respect to the holders of the 9% Senior Subordinated Notes (the "Old RGC 9% Notes") due April 1, 2003 of Ralphs and the 10 1/4% Senior Subordinated Notes due July 15, 2002 of RGC (the "Old RGC 10 1/4% Notes" and together with the Old RGC 9% Notes, the "Old RGC Notes") (i) to exchange (as so amended and restated, the "Exchange Offers") such Old RGC Notes for New Senior Subordinated Notes due 2005 (the "New Notes") plus a cash payment of $20.00 in cash for each $1,000 principal amount of Old RGC Notes tendered for exchange or (ii) to purchase (the "Cash Offers", and together with the Exchange Offers, the "Offers") Old RGC Notes, for $1,010 in cash per $1,000 principal amount of Old RGC Notes accepted for purchase, in each case, plus accrued and unpaid interest to the date of exchange or purchase. The Offers are subject to the terms and conditions set forth in an Amended and Restated Prospectus and Solicitation Statement filed by Food 4 Less with the Securities and Exchange Commission (the "Prospectus") and which is subject to further changes, including: (1) satisfaction of a minimum tender amount (i.e., at least a majority of the aggregate principal amount of the outstanding Old RGC Notes being validly tendered for exchange for New Notes and not withdrawn pursuant to the Offers prior to the date of expiration); (2) the receipt of the requisite consents to certain amendments to the indentures (the "Indentures") under which the Old RGC Notes were issued (i.e., consents from holders of Old RGC Notes representing at least a majority in aggregate principal amount of each issue of Old RGC Notes held by persons other than Ralphs and its affiliates) on or prior to the date of expiration; (3) the satisfaction or waiver, in Food 4 Less' sole discretion, of all conditions precedent to the Merger; (4) the prior or contemporaneous consummation of other exchange offers, consent solicitations and public offerings contemplated by the Prospectus; and (5) the prior or contemporaneous consummation of the bank financing and the equity investment described in the Prospectus. As a result of the RSI Merger and the RGC Merger, the New Notes and any outstanding Old RGC Notes not tendered in the Offers will be the obligations of the New Company.

     Conditions to the consummation of the RSI Merger include the receipt of necessary consents and the completion of financing of the transaction. The purchase price for Holding Company is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of Holding Company consist of $375 million in cash, $131.5 million principal amount of 13 5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 to be issued to the selling shareholders of Holding Company (the "Seller Debentures") by New Holdings and $18.5 million initial accreted value of 13 5/8% Senior Discount Debentures due 2005 (the "New Discount Debentures"). New Holdings will use $100 million of cash received from a new equity investment (the "New
Equity Investment"), together with the Seller Debentures and the New Discount Debentures, to acquire approximately 48% of the capital stock of Holding Company immediately prior to consummation of the RSI Merger. New Holdings will then contribute the $250 million of purchased shares of Holding Company stock to Food 4 Less, and pursuant to the RSI Merger the remaining shares of Holding Company stock will be acquired for $275 million in cash.

     Standard & Poor's has publicly announced that, upon consummation of the Merger, it intends to assign a new rating to the Old RGC Notes. Such new rating assignment, if implemented, would constitute a Rating Decline pursuant to the Indentures. The consummation of the Merger and the resulting change in composition of the Board of Directors of RGC, together with the anticipated Rating Decline, would constitute a Change of Control Triggering Event under the Indentures. Although RGC does not anticipate that there will be a significant amount of Old RGC Notes outstanding following consummation of the Exchange Offers, upon such a Change of Control Triggering Event, the New Company would be obligated to make the Change of Control Offer following the Merger for all outstanding Old RGC Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

     Due to the increased size, dual format strategy and integration related costs, after giving effect to or in connection with the Merger, RGC believes that its future operating results will not be directly comparable to the historical operating results of RGC. Upon consummation of the Merger, the operations and activities of RGC will be significantly impacted due to conversions of some existing stores to Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. The consolidation may result in a restructuring charge for the New Company. The amount of the restructuring charge is not determinable due to various factors, including uncertainties inherent in the completion of the Merger, however, the restructuring charge may be material in relation to the stockholders' equity and financial position of RGC and the New Company.

     Following the consummation of the Merger, the New Company will be highly leveraged.

                             RALPHS GROCERY COMPANY

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                   BALANCE       CHARGED TO        CHARGED          BALANCE
                                  BEGINNING      COSTS AND        TO OTHER        DEDUCTIONS       AT END
DESCRIPTION                       OF PERIOD       EXPENSES       ACCOUNTS(2)      (PAYMENTS)      OF PERIOD
=========================         =========      ==========      ===========      ==========      =========
January 29, 1995:
 Self-Insurance
 Reserves (1) . . . . . . . .      $80,010         $18,149         $ 2,530         $(27,483)       $73,206
 Store Closure Reserves . . .      $ 9,514         $    --         $    --         $   (764)       $ 8,750

January 30, 1994:
 Self-Insurance
 Reserves (1) . . . . . . . .      $72,979         $30,323         $ 5,953         $(29,245)       $80,010
 Store Closure Reserves . . .      $10,277         $    --         $    --         $   (763)       $ 9,514

January 31, 1993:
 Self-Insurance
 Reserves (1) . . . . . . . .      $64,523         $25,950        $ 10,902         $(28,396)       $72,979
 Store Closure Reserves . . .      $14,244         $ 1,838        $     --         $ (5,805)       $10,277


(1)  Includes short term portion.

(2)  Amortization of discount on self-insurance reserves to interest expense.