Form 10-Q
period 1995-04-23
RALPHS GROCERY CO
filed 1995-06-07
CIK 836023

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                            ------------------------

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 23, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER 33-22998

                             RALPHS GROCERY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                        31-1241926
       (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

         1100 WEST ARTESIA BOULEVARD
             COMPTON, CALIFORNIA                                     90220
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 884-9000

                                 NOT APPLICABLE
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Number of shares of registrant's Common Stock, $1.00 par value, outstanding as of April 23, 1995-100.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             RALPHS GROCERY COMPANY

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                           ----
Item 1.   Financial Statements...........................................................    1
          Unaudited Consolidated Balance Sheets..........................................    1
          Unaudited Consolidated Statements of Operations................................    2
          Unaudited Consolidated Statements of Cash Flows................................    3
          Notes to Unaudited Consolidated Financial Statements...........................    4
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................    5

                                   PART II

                              OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................   10
Item 2.   Changes in Securities..........................................................   10
Item 3.   Defaults upon Senior Securities................................................   10
Item 4.   Submission of Matters to a Vote of Security Holders............................   10
Item 5.   Other Information..............................................................   10
Item 6.   Exhibits and Reports of Form 8-K...............................................   10
SIGNATURES...............................................................................   11
INDEX TO EXHIBITS

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RALPHS GROCERY COMPANY

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                      JANUARY 29,     APRIL 23,
                                                                         1995            1995
                                                                      -----------     ----------
Current Assets:
  Cash and cash equivalents.........................................   $   35,125     $   30,920
  Accounts receivable...............................................       43,597         33,610
  Inventories.......................................................      221,388        219,035
  Prepaid expenses and other current assets.........................       19,793         19,337
                                                                       ----------     ----------
     Total current assets...........................................      319,903        302,902
  Property, plant and equipment, net................................      624,724        617,815
  Excess of cost over net assets acquired, net......................      365,418        362,880
  Beneficial lease rights, net......................................       49,164         47,989
  Deferred debt issuance costs, net.................................       23,011         22,349
  Deferred income taxes.............................................      112,491        112,927
  Other assets......................................................       15,203         15,668
                                                                       ----------     ----------
          Total assets..............................................   $1,509,914     $1,482,530
                                                                       ==========     ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt..............................   $   83,989     $   85,425
  Short-term debt...................................................       51,500         35,500
  Bank overdrafts...................................................       45,669         37,676
  Accounts payable..................................................      130,889        129,402
  Accrued expenses..................................................       99,804         97,708
  Current portion of self-insurance reserves........................       27,552         27,972
                                                                       ----------     ----------
Total current liabilities...........................................      439,403        413,683
  Long-term debt....................................................      883,020        872,650
  Self-insurance reserves...........................................       44,954         45,638
  Lease valuation reserve...........................................       28,957         28,110
  Other non-current liabilities.....................................       86,393         90,381
                                                                       ----------     ----------
Total liabilities...................................................    1,482,727      1,450,462
                                                                       ----------     ----------
Stockholder's equity:
  Common stock, $1 par value per share Authorized 1,000 shares;
     issued and outstanding, 100 shares at January 29, 1995 and
     April 23, 1995.................................................           --             --
  Additional paid in capital........................................      175,548        175,548
  Accumulated deficit...............................................     (148,361)      (143,480)
                                                                       ----------     ----------
Total stockholder's equity..........................................       27,187         32,068
                                                                       ----------     ----------
Total liabilities and stockholder's equity..........................   $1,509,914     $1,482,530
                                                                       ==========     ==========

    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                         12 WEEKS ENDED          12 WEEKS ENDED
                                                         APRIL 24, 1994          APRIL 23, 1995
                                                        -----------------       -----------------
                                                           $          %            $          %
                                                        -------     -----       -------     -----
Sales.................................................  615,986     100.0       637,503     100.0
Cost of sales.........................................  474,317      77.0       490,410      76.9
                                                        -------     -----       -------     -----
  Gross profit........................................  141,669      23.0       147,093      23.1
  Selling, general and administrative expense.........  105,040      17.1       113,269      17.8
  Amortization of excess of cost over net assets
     acquired.........................................    2,538       0.4         2,538       0.4
                                                        -------     -----       -------     -----
     Operating income.................................   34,091       5.5        31,286       4.9
Other expenses:
  Interest expense, net...............................   25,691       4.1        26,518       4.1
  (Gain) loss on disposal of assets...................       (6)       --          (113)       --
                                                        -------     -----       -------     -----
Earnings before income taxes..........................    8,406       1.4         4,881       0.8
Income tax expense....................................       --        --            --        --
                                                        -------     -----       -------     -----
Net earnings..........................................    8,406       1.4         4,881       0.8
                                                        =======     =====       =======     =====

    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                12 WEEKS ENDED     12 WEEKS ENDED
                                                                APRIL 24, 1994     APRIL 23, 1995
                                                                --------------     --------------
Cash flows from operating activities:
  Net earnings................................................     $  8,406           $  4,881
  Adjustments to reconcile net earnings to net cash provided
     (used in) by operating activities:
  Depreciation and amortization...............................       17,228             18,492
  Amortization of discounts and deferred debt issuance
     costs....................................................        2,191              1,884
  LIFO charge.................................................          637                645
  (Gain) loss on sale of assets...............................           (6)              (113)
  Provision for postretirement benefits.......................          607                680
Other changes in assets and liabilities:
  Accounts receivable.........................................        6,163              9,987
  Inventories at replacement cost.............................       (1,832)             1,709
  Prepaid expenses and other current assets...................       (2,103)               456
  Other assets................................................         (144)              (513)
  Interest payable............................................        2,765              2,594
  Accounts payable and accrued liabilities....................      (13,067)            (1,086)
  Deferred tax asset..........................................       (1,200)              (436)
  Self insurance reserves.....................................        1,988              1,103
  Other liabilities...........................................       (4,199)             2,238
                                                                   --------           --------
Cash provided by operating activities.........................       17,434             42,521
                                                                   --------           --------
Cash flows from investing activities:
  Capital expenditures........................................      (13,900)            (7,686)
  Proceeds from sale of property, plant and equipment.........            5              6,586
                                                                   --------           --------
Cash used in investing activities.............................      (13,895)            (1,100)
                                                                   --------           --------
Cash flows from financing activities:
  Capitalized financing and acquisition costs.................         (295)              (568)
  Decrease in bank overdrafts.................................      (10,130)            (7,993)
  Net borrowings under lines-of-credit........................           --            (16,000)
  Dividends paid..............................................           --                 --
  Principal payments on long-term debts.......................      (17,062)           (21,065)
                                                                   --------           --------
Cash used in financing activities.............................      (27,487)           (45,626)
  Net decrease in cash and cash equivalents...................      (23,948)            (4,205)
  Cash and cash equivalents at beginning of period............       55,080             35,125
                                                                   --------           --------
Cash and cash equivalents at end of period....................     $ 31,132           $ 30,920
                                                                   ========           ========

    (See accompanying notes to unaudited consolidated financial statements)

                             RALPHS GROCERY COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by Ralphs Grocery Company ("Ralphs" or the "Company") without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to Commission rules and regulations; nevertheless, Ralphs believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Ralphs with respect to the interim financial statements, and of the results of Ralphs' operations and cash flows for the twelve weeks ended April 23, 1995 and the results of Ralphs' operations and cash flows for the twelve weeks ended April 24, 1994, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

                                                          12 WEEKS ENDED   12 WEEKS ENDED
                                                          APRIL 24, 1994   APRIL 23, 1995
                                                          --------------   --------------
                                                               (DOLLARS IN THOUSANDS)
        Supplemental cash flow disclosure:
          Interest paid, net of amounts capitalized.....      $18,648         $20,247
          Income taxes paid.............................      $ 1,010         $    --

     Disclosure of accounting policy:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Supplemental schedule of noncash investing and financing activities:

     Capital lease obligations of approximately $12.2 million and $3.6 million were incurred for the respective twelve weeks ended April 23, 1995 and the twelve weeks ended April 24, 1994 when the Company entered into lease agreements for new equipment.

(3) PROVISION FOR INCOME TAXES

     The provision for income taxes for the twelve weeks ended April 24, 1994 and the twelve weeks ended April 23, 1995 consists of the following:

                                                                       12 WEEKS ENDED
                                                                   -----------------------
                                                                   APRIL 24,     APRIL 23,
                                                                     1994          1995
                                                                   ---------     ---------
        Federal Income Taxes.....................................   $   220       $  --
        State Income Taxes.......................................       980         436
        Adjustment to Valuation Allowance for Deferred Tax
          Assets.................................................    (1,200)       (436)
                                                                    -------       -----
                  Total Income Tax Provision.....................   $    --       $  --
                                                                    =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  TWELVE WEEKS ENDED APRIL 23, 1995 COMPARED WITH THE TWELVE WEEKS ENDED APRIL 24, 1994.

     Sales

     For the first quarter 1995 (the twelve weeks ended April 23, 1995), sales were $637.5 million, an increase of $21.5 million or 3.5% from the first quarter 1994 (the twelve weeks ended April 24, 1994).

     During the first quarter 1995, Ralphs opened two new stores (both in Los Angeles County) and closed one store (in conjunction with a new store opening in the same area).

     Comparable store sales decreased 2.2%, which included an increase of 0.5% for replacement store sales, from $614.8 million in the first quarter 1994 to $601.1 million in the first quarter 1995. Ralphs' sales continued to be adversely affected by the continuing softness of the economy in Southern California, continuing competitive new store and remodeling activity and pricing and promotional changes by competitors. Notwithstanding these factors, comparable store sales in the second quarter 1995 (the twelve weeks ending July 16, 1995) are improving relative to recent years.

     Ralphs continued to take steps to attempt to mitigate the impact of the weak retailing environment in its markets, which included continuing its own new store and remodeling program and the Ralphs Savings Plan initiated in February 1994, a marketing campaign specifically designed to enhance customer value. The Ralphs Savings Plan is comprised of six major components: Guaranteed Low Prices
(GLPs), Price Breakers, Big Buys, Multi-Buys, Ralphs Brand Products and Double Coupons. GLPs guarantee low prices on certain high volume items that are surveyed and updated every four weeks. Price Breakers are weekly advertised items that offer significant savings. Big Buys are club size items at prices competitive to club store prices and Multi-Buys offer Ralphs' shoppers the opportunity to purchase club store quantities of regular sized items at prices competitive to club store prices. In conjunction with this new campaign Ralphs private label offering of approximately 2,800 products provides value to the customer. Ralphs continues to aggressively promote perishables through weekly ad features and lower prices.

     Cost of Sales

     Cost of sales increased $16.1 million or 3.4% from $474.3 million in the first quarter 1994 to $490.4 million in the first quarter 1995. As a percentage of sales, cost of sales decreased to 76.9% in the first quarter 1995 from 77.0% in the first quarter 1994. Increases in cost of sales were partially offset by warehousing and distribution cost savings, the pass-through of increased operating costs and increases in relative margins where allowed by competitive conditions. In addition, in the first quarter 1994, credits were recognized due to an overfunding to the United Food and Commercial Workers ("UFCW") health care benefit plans based upon the collective bargaining agreement then currently in force that reduced expenses in the first quarter 1994 compared to the first quarter 1995.

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

     Selling, General and Administrative Expense

     Selling, general and administrative expense increased $8.3 million or 7.9% from $105.0 million in the first quarter 1994 to $113.3 million in the first quarter 1995. As a percentage of sales, selling, general and administrative expense increased from 17.1% in the first quarter 1994 to 17.8% in the first quarter 1995. The increase in expense was primarily a result of increases in union wage rates, increased rent expense resulting from additional new stores, including fixture and equipment financing and credits recorded in the first quarter 1994. In the first quarter 1994, credits were recognized due to an overfunding to the UFCW health care benefit plans based upon the collective bargaining agreement then currently in force. Also, in the first quarter 1994, a business interruption credit was recorded due to the January 17, 1994 earthquake in Southern California. These credits reduced expenses in the first quarter 1994 compared to the first quarter 1995. Increases in expense were partially offset by the results of cost savings programs instituted by Ralphs.

     Operating Income

     Operating income in the first quarter 1995 decreased 8.2% to $31.3 million from $34.1 million in the first quarter 1994. Operating margin, defined as operating income as a percentage of sales, decreased in the first quarter 1995 to 4.9% from 5.5% in the first quarter 1994. EBITDA, defined as earnings before interest, taxes, depreciation, amortization, provision for postretirement benefits, gain/loss on disposal of assets, transition expense and LIFO charges, decreased to 8.2% of sales or $52.3 million in the first quarter 1995 from 8.6% of sales or $52.7 million in the first quarter 1994.

     Interest Expense

     Net interest expense for the first quarter 1995 was $26.5 million versus $25.7 million for the first quarter 1994. Interest expense increased due to increases in interest rates. Included as interest expense during the first quarter 1995 was $23.2 million, representing interest expense for the 10 1/4% Senior Subordinated Notes due 2002, the 9% Senior Subordinated Notes due 2003 (the "Initial Notes"), the 9% Series B Senior Subordinated Notes due 2003 (the "Exchange Notes"), the $470.0 million bank facility (consisting of a $350.0 million term loan facility (the "1992 Term Loan Facility") and a $120.0 million working capital facility (the "1992 Working Capital Facility" ) and, together with the 1992 Term Loan Facility and amendments, the "1992 Credit Agreement"), promissory notes to Metropolitan Life Insurance Company in the aggregate amount of $174.7 million, interest on capitalized leases and expense related to a swap agreement. Comparable interest expense for the first quarter 1994 was $21.9 million. Also included in interest expense for the first quarter 1995 period was $3.3 million representing certain other charges relating to amortization of debt issuance costs, self-insurance discount, lease valuation reserves and other miscellaneous charges (categorized by Ralphs as non-cash interest expense) as compared to $3.8 million for the first quarter 1994. Investment income, which is immaterial, has been offset against interest expense.

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

     Net Earnings

     For the first quarter 1995, Ralphs reported net earnings of $4.9 million compared to net earnings of $8.4 million for the first quarter 1994. The decrease in net earnings is primarily the result of decreased operating income and higher interest expense due to increases in interest rates.

     Liquidity and Capital Resources

     Ralphs' total long-term debt (including current maturities) at April 23, 1995 was $958.1 million. All mandatory principal reductions required by the various agreements during the twelve weeks ended April 23, 1995 were satisfied. Management believes that operating cash flow, supplemented by capital and operating leases, will be sufficient to meet Ralphs' operating needs and scheduled capital expenditures and will enable Ralphs to service its debt in accordance with its terms. It is possible, however, that additional financing may be required and there can be no assurance that such financing will be available, or, if available, will be on terms favorable to Ralphs.

     Working capital was a deficit of $110.8 million at April 23, 1995. Supermarket operators typically require small amounts of working capital since inventory is generally sold prior to the time that payments to suppliers are due. Therefore, cash provided from operations is frequently used for non-current purposes such as investing and financing activities. Included in working capital was $35.5 million in short-term debt and $85.4 million in current maturities of long-term debt. Ralphs' primary sources of liquidity during the twelve weeks ended April 23, 1995 were cash flow from operations, and borrowings under the 1992 Credit Agreement. Cash flow provided from operating activities after payment of interest expense and before capital expenditures was $42.5 million for the twelve weeks ended April 23, 1995. Capital expenditures for the twelve weeks ended April 23, 1995, was $7.7 million.

     The 1992 Working Capital Facility is a $120.0 million credit line which is available for working capital requirements and general corporate purposes. Up to $60.0 million of the 1992 Working Capital Facility may be used to support standby letters of credit and up to $10.0 million in the aggregate may be borrowed on same-day notice as swing-line loans. The letters of credit may be used to cover workers' compensation contingencies and for such other purposes as are permitted under the 1992 Credit Agreement. The 1992 Working Capital Facility is a non-amortizing line of credit available through the earlier of June 30, 1998 or the date the 1992 Credit Agreement is paid in full. As of April 23, 1995, $45.2 million of letters of credit and $35.5 million in borrowings were outstanding, with $39.3 million available under the working capital credit line. The 1992 Credit Agreement requires Ralphs to reduce its working capital credit line to zero for 30 consecutive days annually. The current annual period extends from July 1, 1994 to June 30, 1995. The Company has not yet complied with this annual covenant, however, a limited waiver and extension of this clean-down requirement until September 30, 1995 has been granted by the Company's lenders. At April 23, 1995, Ralphs is in compliance with all its 1992 Credit Agreement restrictive covenants. The Company currently anticipates that it may be out of compliance with certain other maintenance covenants at the end of the second quarter 1995. The Company intends to seek the necessary waivers from its lenders should these events of non-compliance ultimately occur, but there is no assurance that such waivers will be granted, or, if granted, will be on terms acceptable to the Company.

     During the twelve weeks ended April 23, 1995, cash used in investing activities was $1.1 million. This amount reflects increased capital expenditures related to store remodels and new store openings (including store acquisitions) and, to a lesser extent, expansion of other warehousing, distribution and manufacturing facilities and equipment, including data processing and computer systems.

     Cash used in financing activities was approximately $45.6 million for the twelve weeks ended April 23, 1995. Reductions of capital lease obligations and principal payments on long-term debt of $3.6 million and $21.1 million, respectively, reduced cash flow.

     During the twelve weeks ended April 23, 1995 cash provided from operating activities of $42.5 million, cash used in investing activities of $1.1 million and cash used in financing activities of $45.6 million, resulted in a net decrease in cash and cash equivalents of $4.2 million at April 23, 1995 as compared to January 29, 1995.

     Merger Update

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

     Immediately following the RSI merger, Ralphs Grocery Company ("RGC"), which is currently a wholly-owned subsidiary of Holding Company, will merge with and into Holding Company (the "RGC Merger," and together with the RSI Merger, the "Merger"), and Holding Company will change its name to Ralphs Grocery Company (the "New Company"). Prior to the Merger, FFL will merge with and into Holdings, which will be the surviving corporation (the "FFL Merger"). Immediately following the FFL Merger, Holdings will change its jurisdiction of incorporation by merging with a newly-formed, wholly-owned subsidiary ("New Holdings"), incorporated in Delaware (the "Reincorporation Merger"). As a result of the Merger, the FFL Merger and the Reincorporation Merger, the New Company will become a wholly-owned subsidiary of New Holdings. Agreement has been reached with each of the California Attorney General and the Federal Trade Commission for approval of the Merger. Food 4 Less and Ralphs have agreed in a settlement agreement with the Attorney General to divest 27 specific stores in Southern California. Under the agreement, the Company must divest 14 stores by June 30, 1995, and the balance of 13 stores by December 31, 1995. It is currently contemplated that the Merger will close on or about June 14, 1995.

     In order to consummate the Merger, Food 4 Less has made an Offer to Exchange and Offer to Purchase and Solicit Consents with respect to the holders of the 9% Senior Subordinated Notes (the "Old RGC 9% Notes") due April 1, 2003 of RGC and the 10 1/4% Senior Subordinated Notes due July 15, 2002 of RGC (the "Old RGC 10 1/4% Notes," and together with the Old RGC 9% Notes, the "Old RGC Notes") (i) to exchange (as so amended and restated, the "Exchange Offers") such Old RGC Notes for New Senior Subordinated Notes due 2005 (the "New Notes") plus a cash payment of $20.00 in cash for each $1,000 principal amount of Old RGC Notes tendered for exchange or (ii) to purchase (the "Cash Offers," and together with the Exchange Offers, the "Offers") Old RGC Notes for $1,010 in cash per $1,000 principal amount of Old RGC Notes accepted for purchase, in each case, plus accrued and unpaid interest to the date of exchange of purchase. The Offers are subject to the terms and conditions set forth in an Amended and Restated Prospectus and Solicitation Statement, filed by Food 4 Less with the Securities and Exchange Commission (the "Prospectus"), including: (1) satisfaction of a minimum tender amount (i.e., at least a majority of the aggregate principal amount of the outstanding Old RGC Notes being validly tendered for exchange for New Notes and not withdrawn pursuant to the Offers prior to the date of expiration); (2) the receipt of the requisite consents to certain amendments to the indentures (the "Indentures") under which the Old RGC Notes were issued (i.e., consents from holders of Old RGC Notes representing at least a majority in aggregate principal amount of each issue of Old RGC Notes held by persons other than Ralphs and its affiliates) on or prior to the date of expiration; (3) the satisfaction or waiver, in Food 4 Less' sole discretion, of all conditions precedent to the Merger; (4) the prior or contemporaneous consummation of other exchange offers, consent solicitations and public offerings contemplated by the Prospectus; and (5) the prior or contemporaneous consummation of the bank financing and the equity investment described in the Prospectus. As a result of the RSI Merger and the RGC Merger, the New Notes and any outstanding Old RGC Notes not tendered in the Offers will be the obligations of the New Company.

     Conditions to the consummation of the RSI Merger include the receipt of necessary consents and the completion of financing of the transaction. The purchase price for Holding Company is approximately $1.5 billion, including the assumption or repayment of debt. The consideration payable to the stockholders of Holding Company consists of $375 million in cash, $131.5 million principal amount of 13 5/8% Senior Subordinated Pay-in-Kind Debentures due 2007 to be issued to the selling shareholders of Holding Company (the "Seller Debentures") by New Holdings and $18.5 million initial accreted value of 13 5/8% Senior Discount Debentures due 2005 (the "New Discount Debentures"). New Holdings will use $100 million of the cash received from a new equity investment (the "New Equity Investment"), together with the Seller Debentures and the New Discount Debentures, to acquire approximately 48% of the capital stock of Holding Company immediately prior to consummation of the RSI merger. New Holdings will then contribute the $250 million of purchased shares of Holding Company stock to Food 4 Less, and pursuant to the RSI merger the remaining shares of Holding Company stock will be acquired for $275 million in cash.

     Standard & Poor's has publicly announced that, upon consummation of the Merger, it intends to assign a new rating to the Old RGC Notes. Such new rating assignments, if implemented, would constitute a Rating Decline pursuant to the Indentures. The consummation of the Merger and the resulting change in composition of the Board of Directors of RGC, together with the anticipated Rating Decline, would constitute a Change of Control Triggering Event under the Indentures. Although RGC does not anticipate that there will be a significant amount of Old RGC Notes outstanding following consummation of the Exchange Offers, upon such a Change of Control Triggering Event, the New Company would be obligated to make the Change of Control Offer following the Merger for all outstanding Old RGC Notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

     Due to the increased size, dual format strategy and integration related costs, after giving effect to or in connection with the Merger, RGC believes that its future operating results will not be directly comparable to the historical operating results of RGC. Upon consummation of the Merger, the operations and activities of RGC will be significantly impacted due to conversions of some existing stores to Food 4 Less warehouse stores as well as the consolidation of various operating functions and departments. This consolidation is expected to result in a restructuring charge for the New Company. The restructuring charge may be material in relation to the stockholders' equity and financial position of RGC and the New Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        For the exhibits incorporated by reference and for the exhibits filed as part of this Quarterly Report on Form 10-Q, see the Exhibit Index.

     (b) Reports on Form 8-K.

        Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       June 7, 1995
      ------------------------
                                                  RALPHS GROCERY COMPANY
                                                       (Registrant)

                                                  /s/  Alan J. Reed
                                             --------------------------------
                                                       Alan J. Reed
                                                  Senior Vice President,
                                                 Chief Financial Officer

                                                /s/  Jan Charles Gray
                                             --------------------------------
                                                     Jan Charles Gray
                                                  Senior Vice President,
                                              General Counsel and Secretary

                                                /s/  Robert W. Gossman
                                             --------------------------------
                                                    Robert W. Gossman
                                             Group Vice President, Controller

                             RALPHS GROCERY COMPANY

                               INDEX TO EXHIBITS

     The following exhibits are filed as a separate section of this report:

EXHIBIT                                                                    SEQUENTIALLY
  NO.                     DESCRIPTION OF EXHIBIT                          NUMBERED PAGE
- -------                   ----------------------                          -------------
  4.1       First Supplemental Indenture, dated as of May 30,
            1995, to the Indenture between Ralphs Grocery
            Company and United States Trust Company, as
            Trustee, dated as of July 29, 1992 (the "1992
            Indenture"), with respect to the 10 1/4% Senior
            Subordinated Notes due 2002.

  4.2       Second Supplemental Indenture, dated as of May 30,
            1995, to the Indenture between Ralphs Grocery
            Company and United States Trust Company, as
            Trustee, dated as of March 30, 1993 (the "1993
            Indenture"), with respect to the Initial Notes and Exchange Notes.

     The following exhibits are incorporated herein by reference:

EXHIBIT                                                                  INCORPORATED BY
  NO.                     DESCRIPTION OF EXHIBIT                          NUMBERED PAGE
- -------                   ----------------------                          -------------
  4.3       Indenture between Ralphs Grocery Company and          Exhibit 4.3 to Registrant's
            United States Trust Company, as Trustee, dated as     Quarterly Report on Form 10-Q
            of July 29, 1992, with respect to the 10 1/4%         dated September 1, 1992 and
            Senior Subordinated Notes due 2002.                   filed on September 2, 1992.

  4.4       Indenture between Ralphs Grocery Company and          Exhibit 4.1 to Registration
            United States Trust Company, as Trustee, dated as     Statement No. 33-61812 on Form
            of March 30, 1993, with respect to the Initial        S-4.
            Notes and Exchange Notes.

  4.5       Form of Supplemental Indenture, dated as of June      Exhibit 4.2 to Registration
            23, 1993, to the 1993 Indenture.                      Statement No. 33-61812 on Form
                                                                  S-4.